Form 10-Q
period 1996-03-31
RAINES ROAD L P
filed 1996-05-14
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 31, 1996
                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________to________

Commission File Number:    33-26327

                   RAINES ROAD, L.P.
(Exact name of Registrant as specified in its charter)

Delaware                                     62-1375245
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification)

One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee 37205
(Address of principal executive office)      (Zip Code)

                    (615) 292-1040
 (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

                                        YES    X     NO

             PART 1. FINANCIAL INFORMATION

             Item 1. Financial Statement.


                   RAINES ROAD, L.P.
           (A Delaware Limited Partnership)


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes                                               6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                               March 31,   December 31,
                                 1996          1995
CASH                            $165,781       $175,779

RESTRICTED CASH                  139,358        139,358

ESCROW DEPOSITS (NOTE C)          16,329         16,329

LAND AND LAND IMPROVEMENTS     5,856,861      5,856,226

LOAN COSTS                         1,996          7,981


  Total Assets                $6,180,325     $6,195,673
                             ===========     ==========



           LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE    $4,700,000     $4,700,000

ACCRUED INTEREST PAYABLE TO
  AFFILIATE                   2,272,434      2,131,434

ACCOUNTS PAYABLE                  1,235          1,235

NOTE PAYABLE (Private)          100,000        100,000

ACCRUED INTEREST PAYABLE (PRIVATE)5,412          2,420

PARTNERS' (deficit) EQUITY     (898,756)      (739,416)

  Total Liabilities &
     Partners' Equity          $6,180,325   $6,195,673
                               ==========   ==========

          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)


                                   Quarter &
                                 Year-to-Date
                               Ending March 31,
                                 1996      1995
REVENUES:
  Interest                       $1,732    $7,523

     Total Revenues              $1,732    $7,523


EXPENSES:
  Interest                      143,992   151,880
  Program Management Fees           750       750
  Professional Services           8,377    19,142
  Amortization                    5,985     5,985
  Other Administrative
    Expenses                      1,968     5,304

     Total Expenses            $161,072  $183,061

     Net Earnings             $(159,340)$(175,538)
                               ========  ========














          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                   Three Months Ended
                                         March 31,
                                      1996      1995
Cash flows from operating activities:

Net earnings                       $(159,340)$(175,538)
  Adjustments to reconcile net
  earnings to net cash used
  in operating activities:
     Amortization                      5,985     5,985
     Increase in Deposits                -         -
     Change in accrued
        interest receivable              -       7,650
     Change in accrued
       property taxes                    -     (39,232)

     Change in accrued
       interest payable              143,992  (448,120)
     Decrease in
       Note Receivable                   -     646,400
     Change in accounts payable          -    (129,167)

     Total Adjustments               149,977    43,516


Net cash used in operating
  activities                          (9,363) (132,022)

Cash flows from investing activities

  Increase in Land Improvements         (635)      -

NET CHANGE IN CASH                    (9,998) (132,022)

CASH AT JANUARY 1,                   175,779   788,045

CASH AT MARCH 31,                   $165,781  $656,023



          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

           NOTES TO THE FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1996
                      (Unaudited)

A.   ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

B.   RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the property.
  Compensation earned for these services for the first three months were as follows:

                                    1996      1995
     Program Management Fee         $750      $750


C.   ESCROW DEPOSITS

  The Escrow Deposits are reserved for development work and are assigned to Memphis Light, Gas and Water.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31,
1996

There have been no sales during the first quarter of 1996. Overall operations of the Registrant are comparable to prior quarters with the following exceptions. Interest income has decreased due to the collection of the Note Receivable during the first quarter 1995. Professional fees are related to development of the site sold in 1994. The majority of the architectural and engineering work pertaining to this development was incurred in 1995 explaining the reduction in professional fees in 1996.

Financial Condition and Liquidity

Phase III development, which includes construction and improvement of Tchulahoma Road through the property is expected to begin this year. The Note Payable-Private comes due on May 5, 1996 and will be paid along with all accrued interest.

As of April 30, 1996, the Registrant had $164,021 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

              Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)   Exhibits

     Exhibit 27 - Financial Data Schedule for the First
Quarter of 1996.


  (b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RAINES ROAD, L.P.

                         By:  222 RAINES LTD.
                              General Partner



Date:  May 14, 1996           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 14, 1996           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer