Form 10-Q
period 1996-06-30
RAINES ROAD L P
filed 1996-08-14
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  June 30, 1996
                          or
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


                 FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED June 30, 1996






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes                                               6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                                June 30,December 31,
                                  1996      1995
CASH                          $  50,288    $175,779

RESTRICTED CASH                 139,358     139,358

ESCROW DEPOSITS (NOTE C)         16,329      16,329

LAND AND LAND IMPROVEMENTS    5,856,861   5,856,226

LOAN COSTS                        -           7,981


  Total Assets               $6,062,836 $ 6,195,673
                             ===========  ==========



           LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE   $4,700,000   $4,700,000

ACCRUED INTEREST PAYABLE TO
  AFFILIATE                  2,413,434    2,131,434

ACCOUNTS PAYABLE                 1,168        1,235

NOTE PAYABLE (Private)           -          100,000

Accrued Interest Payable
  (Private)                      -            2,420

PARTNERS' (deficit) EQUITY   (1,051,766)   (739,416)

  Total Liabilities &
     Partners' Equity        $6,062,836  $6,195,673
                             ==========  ====================

          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)



                         Quarter to Date   Year to Date
                                 Ending June 30,

                             1996     1995     1996     1995
REVENUES:
Interest                  $5,568    17,761    7,300   25,285
                          ------    ------   ------   ------
          Total Revenues   5,568    17,761    7,300   25,285


EXPENSES:
Property Tax & Penalties     -     23,355      -     25,117
Interest                 142,580  153,689  286,571  305,569
Program Management Fees      750      750    1,500    1,500
Professional Services     12,172    1,598   20,548   11,503
Land Maintenance             -     (3,277)   2,450    7,664
Amortization               1,995      950    7,981    1,900
Administrative Expenses    1,081       20      600    1,859

          Total Expenses 158,578  182,120  319,650  365,182

       Net Earnings     (153,010)(164,359)(312,350)(339,897)
                         ======= ========  =======  =======













               See notes to financial statements.

/TABLE

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                   Six Months Ended
                                        June 30,
                                       1996     1995
Cash flows from operating activities:

Net Loss                          (312,350)(339,897)
       Adjustments to reconcile net
       earnings to net cash used
       in operating activities:
          Amortization               7,981   11,970
          Interest incurred on Note
            Payable-Affiliate      282,000  283,567
          Change in accrued
            property taxes            -     (15,742)
          Interest incurred on Note
            Payable-Private          4,571   22,002
          Payments on accrued
            interest payable
            -Affiliate                -    (600,000)
          Change in Escrow deposits   -        -
          Change in other assets:
            Loan Costs              (6,991)    -
          Cash received on Note Rec.  -     646,400
          Cash received on Interest
            receivable                -       7,650
          Change in accounts payable   (67)(131,006)
                                    ------- --------
          Total Adjustments        287,494  202,262

Net cash used in
       operating activities        (24,856)(137,635)

Cash flows from investing activities
       Cost of Land Improvements      (635)    -

Cash flows from financinf activities
       Payments on Note Payable   (100,000)    -

NET CHANGE IN CASH                (125,491)(137,635)

CASH AT JANUARY 1,                 175,779  788,045
CASH AT JUNE 30,                    50,288  650,410

               See notes to financial statements.
/TABLE

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1996
                           (Unaudited)

A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively
       involved in managing the property. Compensation earned for these services for the first six months were as follows:
                                       1996     1995

          Program Management Fee      1,500    1,500


C.     ESCROW DEPOSITS

       The Escrow Deposit represents a certificate of deposit reserved for development work. This deposits is assigned to Memphis, Light, Gas, and water.

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

There have been no sales during the first six months of 1996. Overall operations of the Registrant are comparable to prior quarters with the following exceptions. Interest income has decreased due to the collection of the Note Receivable during the first quarter 1995. The reduction in interest expense is due to the retirement of the note payable private in May 1996.

Financial Condition and Liquidity

Phase III development, which includes construction and improvement of Tchulahoma Road through the property is expected to begin this year.

As of July 31, 1996, the Registrant had $ 49,726 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

Part II. OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b)  No 8-K's have been filed during this quarter.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RAINES ROAD, L.P.

                              By:  222 RAINES LTD.
                                   General Partner



Date:     August 14, 1996     By:  /s/ Steven D. Ezell
                                        General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:     August 14, 1996     By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer