Form 10-Q
period 1996-09-30
RAINES ROAD L P
filed 1996-11-14
CIK 845397

    FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
      (As last amended in Rel. No. 31326, eff. 10/22/92.)

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996
                              or
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


                     FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996






                             INDEX


Financial Statements

      Balance Sheets                                      3
      Statements of Operations                            4
      Statements of Cash Flows                            5
      Notes                                                6

                       RAINES ROAD, L.P.
                    (A Limited Partnership)


                        BALANCE SHEETS
                          (Unaudited)

                            ASSETS

                              September 30,   December 31,
                                  1996            1995
CASH                           $  41,371        $175,779

RESTRICTED CASH                  139,358         139,358

ESCROW DEPOSITS                   16,329          16,329

LAND AND LAND IMPROVEMENTS     5,856,861       5,856,226

LOAN COSTS                         -               7,981


Total Assets                  $6,053,919     $ 6,195,673
                              ===========      ==========



               LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE     $4,700,000      $4,700,000

ACCRUED INTEREST PAYABLE TO
  AFFILIATE                    2,554,434       2,131,434

ACCOUNTS PAYABLE                  34,866           1,235

NOTE PAYABLE (Private)            -              100,000

Accrued Interest Payable
(Private)                         -                2,420

PARTNERS' (deficit) EQUITY    (1,235,381)       (739,416)

Total Liabilities &
Partners' Equity              $6,053,919      $6,195,673
                              ==========      ==========

              See notes to financial statements.

/TABLE

                       RAINES ROAD, L.P.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)



                            Quarter to Date  Year to Date
                               Ending September 30,

                            1996     1995     1996     1995
REVENUES:
Interest                 $1,749    1,182    9,050   26,467
                         ------    ------   ------   ------
   Total Revenues         1,749    1,182    9,050   26,467


EXPENSES:
Property Tax & Penalties 33,697   24,476   31,889   49,593
Interest                141,000  155,255  427,571  460,824
Program Management Fees     750      750    2,250    2,250
Professional Services     9,341    3,210   29,890   20,065
Land Maintenance            275     -       2,725     -
Amortization               -       5,985    7,981   17,955
Administrative Expenses     300    4,634    2,709    8,807

   Total Expenses       185,363  194,310  505,015  559,494

    Net Earnings       (183,614)(193,128)(495,965)(533,027)
                        ======= ========  =======  =======













              See notes to financial statements.

/TABLE

                       RAINES ROAD, L.P.
                    (A Limited Partnership)

                   STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                           Nine Months Ended
                                             September 30,
                                          1996          1995
Cash flows from operating activities:

Net Loss                           $ (495,965)     (533,027)
  Adjustments to reconcile net
   earnings to net cash used
   in operating activities:
     Amortization                       7,981        17,955
     Interest incurred on Note
       Payable-Affiliate              423,000       427,700
     Interest incurred on Note
       Payable-Private                   -           33,124
     Payments on Interest pay-Affiliate  -         (600,000)
     Payments on Interest Pay- Private (2,420)      (22,578)
     Change in accrued
       property taxes                    -          (15,878)
     Change in Escrow deposits           -             -
     Change in other assets:
     Loan Costs                          -             -
     Cash received on Note Rec.          -          646,400
     Cash received on Interest
         receivable                      -            7,650
     Change in accounts payable        33,631      (130,705)
                                       -------      --------
Total Adjustments                     462,192       363,668

Net cash used in operating activities (33,773)     (169,359)

Cash flows from investing activities
Cost of Land Improvements                (635)         -

Cash flows from financing activities
Payments on Note Payable             (100,000)         -

NET CHANGE IN CASH                   (134,408)     (169,359)

CASH AT JANUARY 1,                    175,779       788,045
CASH AT SEPTEMBER 30,                  41,371       618,686

              See notes to financial statements.
/TABLE

                       RAINES ROAD, L.P.
                    (A Limited Partnership)

               NOTES TO THE FINANCIAL STATEMENTS

         For the Nine Months Ended September 30, 1996
                          (Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively
involved in managing the property as described in the Prospectus dated April 3, 1989.  Compensation earned for these services for the first six months were as follows:
                                          1996          1995

Program Management Fee                   2,250         2,250
Accounting Fees                          1,600         1,500

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

There have been no sales during the first nine months of 1996. Overall operations of the Registrant are comparable to prior quarters with the following exceptions. Interest income has decreased due to the collection of the Note Receivable during the first quarter 1995. The reduction in interest expense is due to the retirement of the note payable private in May 1996.


Financial Condition and Liquidity

As of October 31, 1996, the Registrant had $ 41,192 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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