Form 10-K405
period 1996-12-31
RAINES ROAD L P
filed 1997-03-28
CIK 845397

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to_______

                     Commission File Number
                           33-26327-A

                        RAINES ROAD, L.P.
     (Exact name of Registrant as specified in its charter)

           Delaware                          62-1375245
(State or other Jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification
                                              Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee                                       37205
(Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code: (615) 292-1040 Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of each exchange
                                         on which registered
             None                               None

Securities registered pursuant to Section 12(g) of the Act:
              UNITS OF LIMITED PARTNERSHIP INTEREST
                        (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [X]

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of January 31, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 3, 1989, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART I

Item 1.  Business

     Raines Road, L.P. ("Registrant"), is a Delaware limited partnership organized on December 16, 1988, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, Sections 17-101-17-1109, Title 6. The General Partner of
Registrant is 222 Raines, Ltd., a Tennessee limited partnership, whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc.

     The Registrant's primary business is to acquire, develop and sell certain undeveloped real properties located in Memphis, Tennessee (the "Property"). The Registrant's investment objectives are preservation of capital and capital appreciation through the passage of time, growth in the surrounding areas, and the development of the Property prior to resale.

Financial Information about Industry Segments

     The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -
Selected Financial Data.

Narrative Description of Business

     At December 31, 1996, the Registrant was holding approximately 230 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

     Phase I of the infrastructure development was completed in 1990 and included construction and improvement of Prescott Road. The total cost was approximately $460,000. Phase II was completed in 1992 and consists of extending Raines Road 5,000 feet from Prescott Road through the Property to Tchulahoma Road. Phase II also included clearing and rough-grading 168 acres of the Property and removing 1.25 million cubic yards of dirt. The cost of Phase II was approximately $1 million. The Registrant is negotiating with the City government to receive final development approval for Phase III. Development will begin as soon as approval is received. Phase III includes construction and improvement of Tchulahoma Road through a portion of the Property. It is the General Partners' intention at this time to only improve Tchulahoma Road as sites contiguous to it are sold. This development is expected to cost approximately $235,000, which had been retained from the sale proceeds. During 1994, approximately $95,000 was spent and the remaining cash is retained an escrow account.

Competition

     The general partner believes that the Property provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area, though there are very few large vacant parcels available. Primary competition comes from three industrial parks in the Airport sub-market, each offering similar pricing to the Registrant. The general partner believes that the Property is competitive due to its location, access and low cost to develop.

     The majority of the proceeds used to purchase the Property were from a $4,700,000 promissory note (the "Lender Financing") maturing on December 31, 2001 to Raines Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same general partner. The principal balance accrues interest at a simple interest rate of 12% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and applicable principal balances; 2) accrued preferred return (12% on the net offering proceeds of the
Registrant: and 3) the applicable equity balance. From property sales in 1990, 1991 and 1994, the cumulative applicable principal balance due to the Lender is $1,196,180 and is payable from future sale proceeds, after all accrued interest is paid.

     The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1996, Registrant owned approximately 230 acres of partially developed land in Memphis, Tennessee. See Item 1 above for more detailed description. Registrant is subject to a first mortgage held by Raines Lenders, L.P., an affiliated partnership sharing the same general partner.

Item 3.  Legal Proceedings

     Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 for 1,875 Units of Limited Partnership Interests. The offering of $1,875,000 was fully subscribed on September 12, 1989. As of February 28, 1997, there were 181 holders of record of the 1,875 Units of Limited Partnership Interests.

     There were no distributions made to Unit holders during 1996 and 1995. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to C.I.O.S. and Raines Lenders, L.P., as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                                December 31
                     1996       1995       1994      1993       1992

Total revenues  $ 11,266     40,628     552,717     2,363     14,579
Net loss        (648,034)  (678,429)   (207,082) (725,252)  (697,681)
Net loss per
 limited partner
 unit            (345.62)   (361.83)    (110.44)  (386.80)   (372.10)
Total assets   6,054,735  6,195,673   7,345,269 7,014,701  7,069,750
Note payable-
 private            -       100,000     367,716      -          -
Note payable to
  affiliate    4,700,000  4,700,000   4,700,000 4,700,000  4,700,000
Accrued interest
  payable to
  affiliate    2,695,434  2,131,434   2,159,600 1,617,767  1,055,934


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     There were no sales during 1996 and 1995. In 1994, the Registrant sold approximately 36 acres for gross proceeds of $1.9 million. Proceeds were used to fund required development, reduce the note payable to C.I.O.S. and make a $600,000 payment in 1995 on accrued interest to the Lender. The Registrant took a short term note receivable for $646,400 as partial payment of sale proceeds. All principal and accrued interest was received in full on February 10, 1995.

Comparative Analysis

     Except for the land sales in 1994, the overall operations of the Registrant have not changed significantly over the last three years, although there have been some fluctuations within accounts. The fluctuations in interest income is due to the Registrant's changing cash balances. The average cash balances were $85,870, $559,756, and $414,185 in 1996, 1995 and 1994, respectively.
Interest expense has decreased due to the changes in principal on the note payable - private. The Registrant incurred $5,478, $36,028 and $50,074 in 1996, 1995 and 1994, respectively, in interest on the note payable private. The decline in property taxes from 1994 to 1995 is due to land sales and from 1995 to 1996 is due to property reassessments. Consulting services have increased due to costs associated with Phase III development. Loan costs were fully amortized in the second quarter of 1996 explaining the decline in amortization expense. The decrease in land maintenance fees is caused by additional 1994 costs incurred when preparing for the sales.

Financial Condition and Liquidity

     The Registrant has sufficient cash balances to fund the required development and operations for 1997.

     In 1990, 1991 and 1994, the Registrant retained a portion of the sale proceeds for development and operations and did not use all the proceeds to make interest or principal payments to the Lender. During the first quarter of 1995, the Registrant paid $600,000 to the Lender in interest from the 1994 sale proceeds. An interest payment of $1,027,454 was made to Lender from the 1991 net proceeds. The Registrant's and Lender's joint general partner believes that using sales proceeds for development and distributing only net available cash to the Lender was contemplated by the loan agreement. However, the loan agreement is ambiguous on this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan and accelerated the amounts due. Currently, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

     From property sales in 1990, 1991 and 1994, the cumulative
Applicable Principal balance due to the Lender is $1,196,180 and is payable from future sale proceeds, after all accrued interest is paid.

     As of January 1, 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

Item 8.  Financial Statements and Supplementary Data

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                DECEMBER 31, 1996, 1995 AND 1994

                              INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           9

Financial Statements
     Balance Sheets                                    10
     Statements of Operations                          11
     Statements of Partners' Equity                    12
     Statements of Cash Flows                          13
     Notes to Financial Statements                     15

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 20, 1997

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995


            Assets                            1996          1995
Cash and cash equivalents (note 5)        $ 41,633       175,779
Restricted cash (note 3)                   156,241       155,687
Land and improvements held for investment
            (notes 4, 5 and 6)           5,856,861     5,856,226
Note receivable (note 7)                      -              -
Accrued interest receivable                   -              -
Loan costs, less accumulated amortization of
$47,881 in 1996 and $39,900 in 1995           -            7,981

            Total assets              $  6,054,735     6,195,673

     Liabilities and Partners' Deficit

Liabilities:
     Note payable - affiliate (note 5)$  4,700,000     4,700,000
     Accrued interest payable to
       affiliate (note 5)                2,695,434     2,131,434
     Notes payable - private (note 6)         -          100,000
     Accrued interest payable - private       -            2,420
     Accounts payable                        4,856         1,235
     Accrued property taxes                 41 895          -

            Total liabilities            7,442,185     6,935,089

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                       (1,387,450)     (739,416)
  General partner                             -            -

            Total partners' deficit    (1,387,450)     (739,416)

Commitments and contingencies
     (notes 2 and 5)

            Total liabilities and
              partners' deficit       $  6,054,735     6,195,673


See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Revenues
     Sales proceeds               $  -          -      1,908,400
Cost of land sold                    -          -     (1,196,959)
Selling expenses (note 2)            -          -       (174,815)

     Income on sales of land
       and improvements              -           -       536,626

     Interest                     11,266      40,628      16,091

        Total revenues            11,266      40,628     552,717

Expenses:
     Interest expense            568,571     607,862     621,908
     Property taxes               40,087      47,175      81,666
     Consulting services          17,471      14,335       8,581
     General and administrative    2,860       5,479       5,490
     Legal and accounting
       (note 2)                   16,605      12,227      10,990
     Amortization                  7,981      23,940      18,107
     Land maintenance fees         2,725       5,039      10,057
     Program management fee
       (note 2)                    3,000       3,000       3,000

        Total expenses           659,300     719,057     759,799

        Net loss             $  (648,034)   (678,429)   (207,082)

     Net loss allocated to:

       General partner       $      -            -           -
       Limited partners      $ (648,034)    (678,429)   (207,082)

     Net loss per limited
       partner unit          $  (345.62)     (361.83)    (110.44)

     Weighted average units
       outstanding                1,875        1,875       1,875

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Equity (Deficit)

          Years ended December 31, 1996, 1995 and 1994

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1993   1,875   $  146,095        -        146,095

  Net loss              -      (207,082)        -      (207,082)
                    _______      _______     _______     _______
Balance at
  December 31, 1994   1,875     (60,987)        -       (60,987)

  Net loss              -      (678,429)        -      (678,429)
                    _______      _______     _______     _______
Balance at
  December 31, 1995   1,875    (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)
                    _______    _________      ______    ________
Balance at
  December 31, 1996   1,875 $(1,387,450)        -    (1,387,450)
                      =====  ===========      ======  ==========

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1996, 1995 and 1994

                                   1996         1995        1994

Cash flows from operating activities:
  Net loss                   $(648,034)     (678,429)   (207,082)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating activities:
       Amortization               7,981       23,940      18,107
       Cost of land and improvements
         held for investment,
         net of noncash
         transaction              (635)          -      (211,612)
       Decrease (increase) in
         note receivable            -         646,400   (646,400)
       Cost of land and improvements
         sold                       -            -     1,196,959
       Decrease (increase) in
         accrued interest
         receivable                 -          7,650      (7,650)
       (Increase) decrease in
         restricted cash          (554)       (1,302)   (139,358)
       Increase (decrease) in
         accrued interest
         payable                561,580      (33,213)    549,300
       Increase (decrease) in
         accounts payable, net
         of noncash transaction   3,621     (131,006)   (119,686)
       Increase (decrease) in
         accrued property taxes  41,895      (39,232)   (144,051)

       Net cash (used) provided
         by operating
         activities             (34,146)     (205,192)   288,527

Cash flows from financing activities:
  Proceeds from note
       payable-private              -            -     1,100,000
  Payment of note
       payable-private        (100,000)     (267,716)   (732,284)
  Payment of loan costs            -             -       (47,881)
       Net cash (used) provided
         by financing
         activities           (100,000)     (267,716)    319,835
       Net (decrease) increase
         in cash and cash
         equivalents          (134,146)      (472,908)   608,362

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                Statements of Cash Flows (Cont'd)

          Years ended December 31, 1996, 1995 and 1994



                                   1996          1995       1994
Cash and cash equivalents
  at beginning of year          175,779       648,687     40,325

Cash and cash equivalents
  at end of year              $  41,633       175,779    648,687


Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest  $  6,991       641,075     69,189

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1994, the Partnership reached an agreement with one of its vendors whereby a liability of $115,629 which was being disputed was forgiven resulting in a reduction in land and improvements held for investment and accounts payable.

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies

     (a)  Organization

          Raines Road, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988 to acquire several contiguous, undeveloped tracts of land in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership.

     (b)  Estimates

          Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the Partnership's land and improvements in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

          Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment is recorded at cost and includes approximately 230 acres in 1996 and 1995. Interest expense on the note payable to affiliate, insurance and property taxes are capitalized as carrying costs of the property during the development period.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

          Costs to hold land, including interest, insurance, and property taxes are charged to expense once the develop-ment of the property is substantially complete. Land improvement costs incurred and capitalized include development costs expended subsequent to the acquisition of a tract of land.

          The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No.
          121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

     (e)  Loan Costs

          Loan costs were amortized by the straight-line method over the two year term of the note payable - private.

     (f)  Income Taxes

          No provision has been made in the financial statements for Federal or state income taxes, since such taxes are the responsibilities of the partners.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

          Annually, the Partners receive, from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and othertax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

     (g)  Partnership Allocations

          Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

          Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

          Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

          limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

     (h)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:

                                    1996        1995        1994

Accounting fees                 $  2,100       1,500       1,500
Program management fee             3,000       3,000       3,000
Interest expense                 564,000     571,834     571,833
Real estate sales commission         -           -        76,176

(3)  Restricted Cash

     At December 31, 1996 and 1995, the Partnership had restricted cash balances of $156,241 and $155,687, respectively, to be used to fund property improvements consisting of road and utility work.

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                    1996        1995
Land and carrying costs     $  4,826,846   4,826,846
Land improvements              1,030,015   1,029,380
                                 -------     -------
                            $  5,856,861   5,856,226

Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,641,267 and $7,101,355 at December 31, 1996 and 1995, respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001.

     In 1991 and 1990, the Partnership sold a total of 44.8 acres of land receiving net proceeds of $1,110,524 and $963,328, respectively. An interest payment of $1,027,454 was made to the Lender from the 1991 net proceeds. There were no sales of land in 1993 or 1992. During 1994, the Partnership sold two tracts of land totaling approximately 36.5 acres receiving net cash proceeds of $229,448. In 1996 and 1995, there were no sales of land and an interest payment of $600,000, was made to the Lender in 1995.

     Due to anticipated future requirements for additional development and operations, the Partnership retained proceeds from these sales and did not pay additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement.
     In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1996 and 1995, the applicable principal balance due to Lender is $1,196,180.

     Interest expense associated with the note payable to affiliate in 1996, 1995, and 1994 was $564,000, $571,834, and $571,833,
     respectively.

(6)  Note Payable - Private

     The note payable represented the funding of $1,100,000 under a two year term loan commitment from C.I.O.S., a Tennessee charitable trust. The note accrued simple interest at an annual rate of 12%. The note matured on May 5, 1996 and was paid in full.
                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(7)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

     The determination of the estimated fair values of the note payable and the related accrued interest payable to affiliate was not practicable as the note agreement does not provide for a predictable cash payment stream. The fair values of the $100,000 note payable - private and the related accrued interest payable - private approximate cost due to the note's short term nature.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 Raines, Ltd. is the general partner. Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. are the general partners of the general partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The general partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 44, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, is a general partner of 222 Raines, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1996, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant borrowed $4,700,000 from Raines Road, L.P., an affiliated partnership, during 1989, and accrued $2,695,434 in interest on such loan through 1996.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8. hereof.

        (2) Financial Statement Schedule
            See Financial Statement Schedule Index at page 19 hereof.

        (3) Exhibits

            3 Amended and restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

            10A Participating Loan Agreement by and among Raines Lenders, L.P. and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's Form S-18 Registration Statement as filed on January 3, 1989.

            10B Deed of Trust, Assignment of Leases and Security Agreement by and among Raines Lenders, L.P. and the Registrant, incorporated by reference to
                  Exhibit 10.2 of the Registrant's Form S-18
                  Registration Statement as filed on January 3,
                  1989.

            10C Participating Mortgage Note of Owner to Lender incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration Statement as filed on January 3, 1989.

            22    Subsidiaries-Registrant has no subsidiaries.

            27    Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1996.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEAR ENDED
                        DECEMBER 31, 1996

                              INDEX

                                                          Page
                                                          Number

Additional financial information furnished pursuant to the requirements of Form 10-K:

Financial Statement Schedule -

     Independent Auditors' Report                         25

     Schedule III - Real Estate and Accumulated
       Depreciation                                       26


All other Schedules have been omitted because they are inapplicable, not require or the information is included in the Financial Statements or notes thereto.

                  Independent Auditors' Report


The Partners
Raines Road, L.P.:

Under date of January 20, 1997, we reported on the balance sheets of Raines Road, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1996

                                                             Schedule III

                                                           RAINES ROAD, LTD.
                                                        (A Limited Partnership)

                                               Real Estate and Accumulated Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date of    Date
                    brances           & improve-  ments     costs             & improve-             lated de-   construc- acquired
                                        ments                                   ments               preciation    tion
   ________            ___        _       _____     _____     _____       _       _____       __         ____        ____       _
230 acres of land
held for investment
in Memphis,
Tennessee        $4,700,000 5,630,671         - 1,963,550 1,214,732 4,826,846 1,030,015 5,856,861         -     5/90-12/92  4/11/89

                          Schedule III

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1996

                                  1996         1995         1994

(1)  Balance at beginning of
       period             $  5,856,226    5,856,226    6,957,202

     Additions during period:
       Improvements              -                -          -
       Other - carrying costs      635            -      211,612
                               -------      -------      -------
                                   635            -      211,612


     Deductions during period:
       Cost of real estate sold    -              -    1,196,959
       Reduction of Holloway
         payable                   -              -      115,629
                               -------      -------      -------
                                   -              -    1,312,588

     Balance at end
       of period          $  5,856,861    5,856,226    5,856,226


(2)  Aggregate cost for Federal
       income tax purposes $ 7,641,267    7,101,355    7,064,925


See accompanying independent auditors' report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                Exhibits filed to Item 14(a)(3):

                        RAINES ROAD, L.P.
                (A Delaware Limited Partnership)

                          Exhibit Index

Exhibit

     3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

     10A  Participating Loan Agreement by and among Raines Road,
          L.P. and Raines Lenders, L.P., incorporated by reference to Exhibit 10.1 to registrant's Form S-18 Registration
          Statement as filed on January 3, 1989.

     10B  Deed of Trust, Assignment of Leases and Security
          Agreement by and among Raines Lenders, L.P. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on January 3, 1989.

     10C  Participating Mortgage Note of Raines Road, L.P. to
          Raines Lenders, L.P., incorporated by reference to
          Exhibit 10.3 to Registrant's Form S-18 Registration
          Statement as filed on January 4, 1989.

     22   Subsidiaries-Registrant has no subsidiaries.

     27   Financial Data Schedule