Form 10-Q
period 1997-03-31
RAINES ROAD L P
filed 1997-05-16
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 31, 1997
                          or

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes                                               6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                               March 31,   December 31,
                                 1997          1996
CASH                            32,199       41,633

RESTRICTED CASH                             157,952
156,241

LAND AND LAND IMPROVEMENTS   5,856,861    5,856,861

               Total Assets $6,047,012   $6,054,735
                           ===========   ==========



           LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE   $4,700,000  $4,700,000

ACCRUED INTEREST PAYABLE TO
  AFFILIATE                  2,836,434   2,695,434

ACCOUNTS PAYABLE                             46,817
46,751

PARTNERS' DEFICIT:
  Limited Partners ( 1,875 units
    outstanding)                        (1,536,239)
(1,387,450)
  General Partner                              -   -

    Total Partners' deficit(1,536,239)  (1,387,450)

Total Liabilities &
Partners' Equity                         $6,047,012
$6,054,735
                            ==========  ==========

          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)


                                    Quarter &
                                   Year-to-Date
                                  Ending March 31,
                                  1997         1996
REVENUES:
Interest                         $233       $1,732

Total Revenues                   $233       $1,732


EXPENSES:
  Interest                    141,000      143,992
  Program Management Fees         750          750
  Professional Services         4,800        8,377
  Amortization                   -           5,985
  Other Administrative
    Expenses                    2,472        1,968

Total Expenses               $149,022     $161,072

Net Earnings                $(148,789)   $(159,340)
                             ========     ========














          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                Three Months Ended
                                      March 31,
                                  1997         1996
Cash flows from operating activities:

Net earnings                $(148,789)   $(159,340)
Adjustments to reconcile net
earnings to net cash used
in operating activities:
  Amortization                    -          5,985
  Increase in Restricted Cash  (1,711)         -
  Change in accrued
     interest payable         141,000      143,992
  Change in accounts payable       66          -

Total Adjustments             139,355      149,977

Net cash used in operating
activities                     (9,434)      (9,363)

Cash flows from investing activities

Increase in Land Improvements      -          (635)

NET CHANGE IN CASH             (9,434)      (9,998)

CASH AT JANUARY 1,             41,633      175,779

CASH AT MARCH 31,             $32,199     $165,781



          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

           NOTES TO THE FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1997
                      (Unaudited)

A.  ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
   December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending
   December 31, 1997.

B.  RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the property.
   Compensation earned for these services for the first three months were as follows:

                                  1997         1996
Program Management Fee            $750         $750


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31,
1997

   There have been no sales during the first quarter of 1997. The Registrant has a contract to sell approximately 30 acres. The sale is expected to close in May 1997. However, there are several contingencies for the sale to close. Therefore, there can be no assurances that the contingencies will be met and that the sale will close.

Overall operations of the Registrant are comparable to prior quarters with the following exception. Loan costs were fully amortized in 1996 therefore there is no expense in 1997.

Financial Condition and Liquidity

   As of April 30, 1997, the Registrant had $25,269 in cash reserves. The General Partners believe that this amount is sufficient to cover operating needs of the Registrant for the next year.

              Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First
Quarter of                       1997.


(b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RAINES ROAD, L.P.

                         By:  222 RAINES LTD.
                              General Partner



Date:  May 15, 1997           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1997           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer