Form 10-Q
period 1997-06-30
RAINES ROAD L P
filed 1997-08-14
CIK 845397

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1997
                               or
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


                      FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED June 30, 1997






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


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                June 30,       December 31,
                                   1997           1996
CASH                          $  148,736         $41,633

RESTRICTED CASH                1,249,861         156,241

ACCOUNTS RECEIVABLE               17,114          -

LAND AND LAND IMPROVEMENTS     5,582,119       5,856,861


Total Assets                  $6,997,831     $ 6,054,735
                              ===========      ==========



                     LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE    $4,700,000       $4,700,000

ACCRUED INTEREST PAYABLE TO
AFFILIATE                     2,242,934        2,695,434

ACCOUNTS PAYABLE                  4,922           46,751

CONSTRUCTION PAYABLE           1,109,141             -

PARTNERS' (deficit) EQUITY    (1,059,166)     (1,387,450)

Total Liabilities &
Partners' Equity              $6,997,831      $6,054,735
                              ==========      ==========

                    See notes to financial statements.

/TABLE

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                           Quarter to Date      Year to Date
                                     Ending June 30,

                            1997     1996       1997     1996
LAND SALES:

Gross Proceeds        $ 2,220,000    $ -  $ 2,220,000     $ -
Cost of land sold      (1,434,339)     -   (1,434,339)      -
Closing costs            (144,711)     -     (144,711)      -

Gain on land sale         640,950      -       640,950      -

Interest                      870   $5,568       1,104    7,300
                           ------    ------     ------   ------
Total Revenues            641,820    5,568     642,054    7,300


EXPENSES:
Property Tax & Penalties    5,518      -        5,518      -
Interest                  141,000  142,580    282,000  286,571
Program Management Fees       750      750      1,500    1,500
Professional Services       8,108   12,172     12,908   20,548
Land Maintenance              -        -         -       2,450
Amortization                  -      1,995       -       7,981
Administrative Expenses     8,501    1,081     10,974      600

Total Expenses            163,877  158,578    312,900  319,650

Net Earnings              477,943 (153,010)   329,154 (312,350)
                          ======= ========    =======  =======





                    See notes to financial statements.

/TABLE

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Six Months Ended
                                                June 30,
                                           1997         1996
Cash flows from operating activities:

Net Loss                                329,154      (312,350)
Adjustments to reconcile net
earnings to net cash used
in operating activities:
   Amortization                            -            7,981
   Interest incurred on Note
     Payable-Affiliate                  282,000       282,000
   Interest incurred on Note
     Payable-Private                       -            4,571
   Payments on accrued
     interest payable-Affiliate        (734,500)         -
   Increase in construction payable   1,109,141          -
   Change in loan costs                     -          (6,991)
   Change in accounts payable           (41,829)          (67)
   Increase in restricted cash       (1,093,620)           -
   Increase in accounts receivable      (17,114)           -
   Gain on sale of land                (640,950)
                                         -------      --------
     Total Adjustments               (1,136,872)      287,494

Net cash used in
operating activities                   (807,718)      (24,856)

Cash flows from investing activities:

Net proceeds from land sale           2,075,289          -
Cost of Land Improvements            (1,159,597)         (635)

     Cash flows provided by (used in)
     investing activities               915,692          (635)

Cash flows from financing activities:

Payments on Note Payable                   -         (100,000)

NET CHANGE IN CASH                      107,974      (125,491)

CASH AT JANUARY 1,                       41,633       175,779
CASH AT JUNE 30,                        149,607        50,288

                    See notes to financial statements.
/TABLE

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1997
                           (Unaudited)

     A. ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


     B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services for the first six months were as follows:
                                          1996      1995

      Program Management Fee             1,500     1,500
      Development fee                   50,456       -

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     On June 6, 1997, the Registrant sold approximately 30 acres for a distribution site. Of the $2.2 millions in sale proceeds, $1.1 million was escrowed for development of the sale site and adjacent land, and $725,000 was paid to the Lender on the Lender financing. Overall operations of the Registrant are comparable to prior quarters with the following exceptions. Interest income has decreased due to lower cash balances. The 1997 administrative expenses include a $7,500 fee to a property tax service, who is working with the Registrant to reduce the property taxes.

     Financial Condition and Liquidity

     As of July 31, 1997, the Registrant had $ 49,726 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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


                             RAINES ROAD, L.P.

                             By:  222 RAINES LTD.
                                  General Partner



     Date:    August 14, 1997     By:  /s/ Steven D. Ezell
                             General Partner



                             By:  222 PARTNERS, INC.
                                  General Partners



     Date:    August 14, 1997     By:  /s/ Michael A. Hartley
                             Secretary/Treasurer