Form 10-Q
period 1997-09-30
RAINES ROAD L P
filed 1997-11-21
CIK 845397

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 31326, eff. 10/22/92.)

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the period ended September 30, 1997
                                   or
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


                          FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997






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


                             BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                September 30,       December 31,
                                  1997                 1996
 CASH                               116,214            41,633

 RESTRICTED CASH                  l,255,092           156,241

 LAND AND LAND IMPROVEMENTS       5,623,150         5,856,861

                   Total Assets  $6,994,456        $6,054,735
                                ===========        ==========



                    LIABILITIES AND PARTNERS' EQUITY

 NOTE PAYABLE TO AFFILIATE       $4,700,000       $4,700,000

 ACCRUED INTEREST PAYABLE TO
   AFFILIATE                      2,383,934        2,695,434

 ACCOUNTS PAYABLE                    65,882           46,751

Construction Payable              l,109,141             -

PARTNERS' DEFICIT:
   Limited Partners ( 1,875 units
     outstanding)               (1,264,501)        (1,387,450)
   General Partner                     -                 -

     Total Partners' deficit    (1,264,501)        (1,387,450)

 Total Liabilities &
 Partners' Equity                $6,994,456        $6,054,735
                                 ==========        ==========

                   See notes to financial statements.

  /TABLE

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                            Quarter to Date   Year to Date
                               Ending September 30,

                         1997        1996      1997         1996
 REVENUES:
 LAND SALES:

 Gross Proceeds            -         -      2,220,000         -
 Cost of Land Sold         -         -     (1,434,339)        -
 Closing Costs             -         -       (144,711)        -
 Gain on Land Sale         -         -        640,950         -
 Interest:                 -        1,749       6,335        9,050
                         ------    ------      ------       ------
    Total Revenues         -        1,749     647,285        9,050


 EXPENSES:
 Property Tax & Penalties 60,960   33,697      66,478       31,889
 Interest                141,000  141,000     423,000      427,571
 Program Management Fees     750      750       2,250        2,250
 Professional Services     7,875    9,341      20,783       29,890
 Land Maintenance            850      275         850        2,725
 Amortization                  -        -        -           7,981
 Administrative Expenses       -      300      10,975        2,709

    Total Expenses       211,435  185,363      524,336     505,015

     Net Earnings       (211,435)(183,614)     122,949    (495,965)
                         ======= ========      =======     =======













                   See notes to financial statements.

  /TABLE

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                            Nine Months Ended
                                              September 30,
                                           1997         1996
 Cash flows from operating activities:

 Net Loss                            $ 122,949     (495,965)
   Adjustments to reconcile net
    earnings to net cash used
    in operating activities:
      Amortization                           -        7,981
      Interest incurred on Note
        Payable-Affiliate              423,000      423,000
      Interest incurred on Note
        Payable-Private                      -         -
      Payments on Interest
              pay-Affiliate           (734,500)        -
      Payments on Interest Pay- Private   -          (2,420)
      Gain on Land Sale               (640,950)        -
      Increase in Construction
                   Payable           1,109,141         -
      Change in Escrow deposits     (1,098,851)        -
      Change in accounts payable        19,131       33,631
                                        -------     --------
 Total Adjustments                    (923,029)     462,192

 Net cash used in operating activities(800,080)     (33,773)

 Cash flows from investing activities
 Cost of Land Improvements          (1,200,628)        (635)
 Proceeds from Land Sale             2,075,289            -
 Cash flows from financing activities  874,661         (635)
 Payments on Note Payable                    -     (100,000)

 NET CHANGE IN CASH                     74,581     (134,408)

 CASH AT JANUARY 1,                     41,633      175,779
 CASH AT SEPTEMBER 30,                 116,214       41,371

                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                    NOTES TO THE FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997
                               (Unaudited)

 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


 B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services were as follows:
                                           1997         1996

 Program Management Fee                   2,250        2,250
 Accounting Fees                          1,600        1,500

 Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

 On June 6, 1997, the Registrant sold approximately 30 acres for a distribution site. Of the $2.2 millions in sale proceeds, $1.1 million was escrowed for development of the sale site and adjacent land, and $725,000 was paid to the Lender on the Lender financing. Overall operations of the Registrant are comparable to prior quarters with the following exceptions. Interest income has decreased due to lower cash balances. Property tax expense increased due to a new assessed value of the property. The General Partner believes the assessment is overstated and is contesting the increase. The 1997 administrative expenses include a $7,500 fee to a property tax service, who is working with the Registrant to reduce the property taxes. Professional services expense declined due to lower architectural & engineering fees.

 Financial Condition and Liquidity

 As of October 31, 1997, the Registrant had $ 99,042 in cash reserves. The General Partners believe that this amount is sufficient to cover all operating needs of the Registrant for the next year. As of October 31, 1997, the Registrant has $1,249,910 in escrowed funds to meet development needs.

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


                             RAINES ROAD, L.P.

                             By: 222 RAINES LTD.
                                 General Partner



 Date: November 21, 1997         By: /s/ Steven D. Ezell
                                    General Partner



                                 By: 222 PARTNERS, INC.
                                    General Partners



 Date: November 21, 1997         By: /s/ Michael A. Hartley
                                    Secretary/Treasurer