Form 10-K405
period 1997-12-31
RAINES ROAD L P
filed 1998-03-31
CIK 845397

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     At December 31, 1997, the Registrant was holding approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

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

Phase III includes construction and improvement of Tchulahoma Road through a portion of the Property. It is the General Partners' intention at this time to only improve Tchulahoma Road as sites contiguous to it are sold. The first portion of this development is expected to cost approximately $235,000, which had been retained from the sale proceeds.

Competition

     The general partner believes that the Property provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area, each offering similar pricing to the Registrant. The general partner believes that the Property is competitive due to its location, access and low cost to develop.

     The majority of the proceeds used to purchase the Property were from a $4,700,000 promissory note (the "Lender Financing") maturing on December 31, 2001 to Raines Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same general partner. The principal balance accrues interest at a simple interest rate of 12% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and applicable principal balances; 2) accrued preferred return (12% on the net offering proceeds of the
Registrant: and 3) the applicable equity balance. From property sales in 1990, 1991, 1994 and 1997, the cumulative applicable principal balance due to the Lender is $1,677,707 and is payable from future sale proceeds, after all accrued interest is paid.

     The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1997, Registrant owned approximately 203 acres of partially developed land in Memphis, Tennessee. See Item 1 above for more detailed description. Registrant is subject to a first mortgage held by Raines Lenders, L.P., an affiliated partnership sharing the same general partner.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 for 1,875 Units of Limited Partnership Interests. The offering of $1,875,000 was fully subscribed on September 12, 1989. As of February 28, 1998, there were 181 holders of record of the 1,875 Units of Limited Partnership Interests.

     There were no distributions made to Unit holders during 1997 and 1996. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to C.I.O.S. and Raines Lenders, L.P., as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                                December 31
               1997       1996       1995      1994       1993

Total revenues  $  654,127   11,266     40,628     552,717     2,363
Net loss            (8,627)(648,034)  (678,429)   (207,082) (725,252)
Net loss per
 limited partner
 unit               (4.60)  (345.62)   (361.83)    (110.44)  (386.80)
Total assets    6,111,799 6,054,735  6,195,673   7,345,269 7,014,701
Note payable-
 private                -         -    100,000     367,716         -
Note payable to
  affiliate     4,700,000 4,700,000  4,700,000   4,700,000 4,700,000
Accrued interest
  payable to
  affiliate     2,524,934 2,695,434  2,131,434   2,159,600 1,617,767


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     In 1997, The Registrant sold approximately 30 acres for a distribution site. Of the $2.2 Million in sale proceeds, $1.1 Million was escrowed for development of the sale site and adjacent land,and $734,500 was paid to The Lender on The Lender financing.


     There were no sales during 1996 and 1995.

Comparative Analysis

     Except for the land sales in 1997, the overall operations of the Registrant have not changed significantly over the last three years, although there have been some fluctuations within accounts.
The fluctuations in interest income are due to the Registrant's changing cash balances. Interest expense has decreased due to the changes in principal on the note payable - private. Property tax expense has fluctuated through the years due to city and county reassessments of the property's value. The Registrant has worked diligently with consultants to lower the property tax expense and has been successful in past years. The 1997 property tax expense reflects the amount billed the Registrant. These amounts have not been paid and are under dispute. General and administrative expenses have been restated to include consulting fees. The 1997 decrease in general & administrative expenses is due to lower property tax consulting fees. Loan costs were fully amortized in the second quarter of 1996 explaining the decline in amortization expense.

Financial Condition and Liquidity

     At February 28, 1998, the Registrant has approximately $48,977 available in funds to cover operating expenses for 1997. Operating expenses are primarily accounting fees which includes audit and tax, and program management service fees. The cash reserves are expected to run low toward the latter part of 1997. If a sale of the property occurs, then funds may be available from sale proceeds. The General Parnter expects the Registant to meet operational needs through affiliated loans if necessary.

     In 1990, 1991, 1994, and 1997 the Registrant retained a portion of the sale proceeds for development and operations and did not use all the proceeds to make interest or principal payments to the Lender. The Registrant made interest payments of $734,500, $600,000 and $1,027,454 on the Lender financing in 1997, 1995 and 1991, respectively.
The Registrant's and Lender's joint general partner believes that using sales proceeds for development and distributing only net available cash to the Lender was contemplated by the loan agreement. However, the loan agreement is ambiguous on this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan and accelerated the amounts due. Currently, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

     From property sales in 1990, 1991, 1994 and 1997, the cumulative Applicable Principal balance due to the Lender is $1,677,707 and is payable from future sale proceeds, after all accrued interest is paid.

     We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.
Item 8.  Financial Statements and Supplementary Data

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                DECEMBER 31, 1997, 1996 AND 1995

                              INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           9

Financial Statements
     Balance Sheets                                    10
     Statements of Operations                          11
     Statements of Partners' Deficit                   12
     Statements of Cash Flows                          13
     Notes to Financial Statements                     15

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 30, 1998

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996


            Assets                            1997         1996
Cash and cash equivalents (note 5)    $      98,678       41,633
Restricted cash (note 3)                    380,198      156,241
Land and improvements held for investments
            (notes 4 and 5)               5,632,923    5,856,861

         Total assets                 $   6,111,799    6,054,735

     Liabilities and Partners' Deficit

Liabilities:
Note payable - affiliate (note 5)     $   4,700,000    4,700,000
Accrued interest payable to
   affiliate (note 5)                     2,524,934    2,695,434

     Accounts payable                       221,982        4,856
     Accrued property taxes                  60,960       41 895
                 Total liabilities        7,507,876    7,442,185

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                         (1,396,077)  (1,387,450)
  General partner                                 -            -

            Total partners' deficit      (1,396,077)  (1,387,450)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit       $   6,111,799     6,054,735


See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1997, 1996 and 1995

                                    1997       1996        1995

Revenues
     Sales of land and
     improvements            $    2,220,000        -           -
Cost of land and
improvements sold                 1,448,336        -           -
Selling expenses (note 2)           142,945        -           -

     Gain on sales of land
       and improvements             628,719        -           -

     Interest                        25,408   11,266      40,628

        Total revenues              654,127   11,266      40,628

Expenses:
     Interest expense (note 5)      564,000  568,571     607,862
     Property taxes                  66,478   40,087      47,175
     General and administrative      15,768   20,331      19,814
     Legal and accounting
       (note 2)                      12,658   16,605      12,227
     Amortization                         -    7,981      23,940
     Land maintenance fees              850    2,725       5,039
     Property management fee
       (note 2)                       3,000    3,000       3,000

        Total expenses              662,754  659,300     719,057

        Net loss             $       (8,627)(648,034)   (678,429)

     Net loss allocated to:

       General partner       $           -         -            -
       Limited partners      $     ( 8,627)  (648,034)    (678,429)

     Net loss per limited
       partner unit          $       (4.60)  (345.62)     (361.83)

     Weighted average units
       outstanding                   1,875     1,875        1,875

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1997, 1996 and 1995

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1994   1,875   $ (60,987)        -       (60,987)

  Net loss              -      (678,429)        -      (678,429)
                    _______      _______     _______     _______
Balance at
  December 31, 1995   1,875    (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)
                    _______    _________      ______    ________
Balance at
  December 31, 1996   1,875  (1,387,450)        -    (1,387,450)
                     -------   ---------      ------    --------

  Net loss              -        (8,627)        -        (8,627)

Balance at
  December 31, 1997   1,875 $(1,396,077)        -    (1,396,077)
                     ======   =========       ======  ===========



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1997, 1996 and 1995

                                   1997         1996        1995

Cash flows from operating activities:
  Net loss                   $     (8,627)   (648,034)     (678,429)
  Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities:
       Amortization                     -       7,981        23,940
       Cost of land and improvements
        held for investment    (1,224,398)       (635)            -
       Decrease in
         note receivable                -           -       646,400
       Cost of land and
       improvements sold        1,448,336           -             -
       Decrease in accrued
         interest receivable            -           -         7,650
       Increase in
         restricted cash         (223,957)        (554)      (1,302)
       (Decrease) increase in
         accrued interest
         payable                 (170,500)     561,580      (33,213)
       Increase (decrease) in
         accounts payable          217,126       3,621     (131,006)
       Increase (decrease) in
         accrued property taxes     19,065      41,895      (39,232)
       Net cash provided (used)
         by operating
         activities                 57,045     (34,146)     (205,192)


Cash flows from financing activities-
     Payment of note
       payable-private                   -    (100,000)     (267,716)
        Net increase (decrease)
         in cash and cash
         equivalents                57,045    (134,146)     (472,908)

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                Statements of Cash Flows (Cont'd)

          Years ended December 31, 1997, 1996 and 1995



                                    1997         1996       1995
Cash and cash equivalents
  at beginning of year             41,633      175,779    648,687

Cash and cash equivalents
  at end of year              $    98,678       41,633    175,779


Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest  $  734,500        6,991    641,075







See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Raines Road, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988 to acquire several contiguous, undeveloped tracts of land in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment is recorded at cost and includes approximately 203 and 230 acres in 1997 and 1996. Interest expense on the note payable to affiliate, insurance and property taxes are capitalized as carrying costs of the property during the development period.

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

     (e)  Loan Costs

          Loan costs were amortized by the straight-line method over the two year term of the note payable.

     (f)  Income Recognition

          Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

         (g)  Income Taxes

          No provision has been made in the financial statements for Federal or state income taxes, since such taxes are the responsibilities of the partners.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

          Annually, the partners receive, from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

     (h)  Partnership Allocations

          Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

          Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

          Cumulative unpaid preferred returns are $1,912,500 and $1,687,500 at December 31, 1997 and 1996, respectively.

     (i)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:

                                   1997        1996        1995

Accounting fees                 $  2,100       2,100       1,500
Property management fee            3,000       3,000       3,000
Real estate sales commission      88,000           -           -

(3)  Restricted Cash

     At December 31, 1997 and 1996, the Partnership had restricted cash balances of $380,198 and $156,241, respectively, to be used to fund property improvements consisting of road and utility work.

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                  1997        1996
Land and carrying costs     $  3,947,078   4,826,846
Land improvements              1,685,845   1,030,015
                                 -------     -------
                            $  5,632,923   5,856,861




Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,430,492 and $7,641,267 at December 31, 1997 and 1996, respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan
     Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001.
     In 1997, the Partnership sold 26.6 acres of land, receiving net proceeds of $628,720 and paid $734,500 in interest payments to the Lender.

     Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and did not pay the additional amounts of interest and/or applicable principal balance to the Lender.
     The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement.
     In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1997 and 1996, the applicable principal balance due to Lender is $1,677,707 and $1,229,257, respectively.

     Interest expense associated with the note payable to affiliate in 1997, 1996, and 1995 was $564,000, $564,000, and $571,834
     respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(6)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

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

The general partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 45, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 38, is a general partner of 222 Raines, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1997, Landmark Realty Services Corp., an affiliate of the Registrant, received a real estate commission of $88,000. No other affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant borrowed $4,700,000 from Raines Road, L.P., an affiliated partnership, during 1989, and accrued $2,524,934 in interest on such loan through 1997. In 1997, a $734,500 payment was made on the accrued interest of the Lender Financing.

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

            27    Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1997.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEAR ENDED
                        DECEMBER 31, 1997

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

                  Independent Auditors' Report


The Partners
Raines Road, L.P.:

Under date of January 30, 1998, we reported on the balance sheets of Raines Road, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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

Nashville, Tennessee
January 30, 1998

                                                             Schedule III

                                                           RAINES ROAD, LTD.
                                                        (A Limited Partnership)

                                               Real Estate and Accumulated Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date of    Date
                    brances           & improve-  ments     costs             & improve-             lated de-   construc- acquired
                                        ments                                   ments               preciation    tion
   ________            ___        _       _____     _____     _____       _       _____       __         ____        ____       _
203 acres of land
held for investment
in Memphis,
Tennessee        $4,700,000 3,947,078         - 1,045,224   640,621 3,947,078 1,685,845 5,632,923         -     5/90-12/92  4/11/89

                          Schedule III

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1997

                                  1997         1996         1995

(1)  Balance at beginning of
       period             $    5,856,861   5,856,226    5,856,226
     Additions during period:
       Improvements            1,224,398           -           -
       Other - carrying costs         -          635           -
                                -------      -------      -------
                               1,224,398         635           -


     Deductions during period:
      Cost of real estate sold 1,448,336          -            -

                               -------      -------      -------
                               1,448,336          -            -

     Balance at end
       of period          $    5,632,923  5,856,861    5,856,226


(2)  Aggregate cost for Federal
       income tax purposes $   7,430,492  7,641,267    7,101,355


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

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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