Form 10-Q
period 1998-03-31
RAINES ROAD L P
filed 1998-05-14
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 31, 1998
                          or

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes                                               6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                               March 31,   December 31,
                                 1998          1997
CASH                            43,458       98,678

RESTRICTED CASH                380,198      380,198

LAND AND LAND IMPROVEMENTS   5,632,923    5,632,923

               Total Assets $6,056,579   $6,111,799
                           ===========   ==========



           LIABILITIES AND PARTNERS' EQUITY

NOTE PAYABLE TO AFFILIATE   $4,700,000  $4,700,000

ACCRUED INTEREST PAYABLE TO
  AFFILIATE                  2,665,934   2,524,934

ACCOUNTS PAYABLE               252,179     282,942

Total Liabilities            7,618,113   7,507,876

PARTNERS' DEFICIT:
  Limited Partners ( 1,875 units
    outstanding)            (1,561,534) (1,396,077)
  General Partner                 -           -

    Total Partners' deficit (1,561,534) (1,396,077)

Total Liabilities &
Partners' Deficit           $6,056,579   $6,111,799
                            ==========  ==========

          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)


                                    Quarter &
                                   Year-to-Date
                                  Ending March 31,
                                  1998         1997
REVENUES:
Interest                        $3,331      $  233

Total Revenues                  $3,331      $  233


EXPENSES:
  Interest                    141,000      141,000
  Program Management Fees         750          750
  Professional Services         7,650        4,800
  Architect & Engineering Fees  7,926          -
  Property Taxes               11,190       16,620
  Other Administrative
    Expenses                      272        2,472

Total Expenses               $168,788     $165,642

Net Loss                    $(165,457)   $(165,409)
                             ========     ========














          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                Three Months Ended
                                      March 31,
                                  1998         1997
Cash flows from operating activities:

Net Loss                    $(165,457)   $(165,409)
Adjustments to reconcile net
loss to net cash used
in operating activities:
    Increase in Restricted Cash   -         (1,711)
  Increase in accrued
     interest payable         141,000      141,000
  (Decrease)increase in
     accounts payable         (30,763)      16,686

Net cash used in operating
activities                    (55,220)      (9,434)

NET CHANGE IN CASH            (55,220)      (9,434)

CASH AT JANUARY 1,             98,678       41,633

CASH AT MARCH 31,             $43,458     $ 32,199



          See notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
                      (Unaudited)
A.  ACCOUNTING POLICIES
   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
   December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending
   December 31, 1998.

B.  RELATED PARTY TRANSACTIONS
   The General Partner and its affiliates have been actively involved in managing the property.
   Compensation earned for these services for the first three months were as follows:

                                  1998         1997
Program Management Fee            $750         $750

C. COMPREHENSIVE INCOME
   Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period exept those resulting from investments by owners and distributions to owners. During the first three month periods ended March 31, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31,
1998

   There have been no sales during the first quarter of 1998.

Overall operations of the Registrant are comparable to prior quarters with the following exception. The increase in professional fees is due to higher accounting fees and the timing of audit and tax payments.

Financial Condition and Liquidity

   As of April 30, 1998, the Registrant had $36,464.43 in cash reserves. The General Partners believe that this amount is sufficient to cover operating needs of the Registrant for the next year.

              Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First
Quarter of 1998.


(b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RAINES ROAD, L.P.

                         By:  222 RAINES LTD.
                              General Partner



Date:  May 15, 1998           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1998           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer