Form 10-Q
period 1998-06-30
RAINES ROAD L P
filed 1998-08-14
CIK 845397

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1998

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED June 30, 1998 AND 1997






                              INDEX


     Financial Statements

      Balance Sheets                                      3
      Statements of Operations                            4
      Statements of Cash Flows                            5
      Notes to financial statements                       6

                             RAINES ROAD, L.P.
                          (A Limited Partnership)


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                June 30,       December 31,
                                   1998           1997
CASH                          $   26,220         $98,678

RESTRICTED CASH                  380,198         380,198

LAND AND LAND IMPROVEMENTS     5,632,923       5,632,923


Total Assets                  $6,039,341     $ 6,111,799
                              ===========      ==========



                     LIABILITIES AND PARTNERS' DEFICIT

NOTE PAYABLE TO AFFILIATE    $4,700,000       $4,700,000

ACCRUED INTEREST PAYABLE TO
AFFILIATE                     2,800,434        2,524,934

ACCOUNTS PAYABLE                260,564          282,942

TOTAL LIABILITIES             7,760,998        7,507,876

PARTNERS' DEFICIT:

Limited Partners (1,875
Units Outstanding)           (1,721,657)      (1,396,077)

General Partner                       -                -
Total Partners' Deficit      (1,721,657)      (1,396,077)

Total Liabilities &
Partners' Deficit             $6,039,341      $6,111,799
                              ==========      ==========

                    See notes to financial statements.

/TABLE

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                           Quarter to Date      Year to Date
                                     Ending June 30,

                            1998     1997       1998     1997
LAND SALES:

Gross Proceeds        $      - $ 2,220,000   $   -$ 2,220,000
Cost of land and
  improvements sold          -  (1,434,339)      - (1,434,339)
Closing costs                -    (144,711)      -   (144,711)

Gain on land sales           -     640,950       -    640,950

Interest                     -         870    3,331     1,104

                           ------    ------   ------   ------
Total Revenues               -     641,820    3,331   642,054


EXPENSES:
Property Tax & Penalties   11,190    5,518     22,380    5,518
Interest                  141,000  141,000    282,000  282,000
Program Management Fees       750      750      1,500    1,500
Professional Services       3,734    8,108     11,384   12,908
Architect and Engineering
Fees                        1,981        -      9,907        -
Administrative Expenses     1,468    8,501      1,740   10,974

Total Expenses            160,123  163,877    328,911  312,900

Net Income (Loss)      $ (160,123)$477,943  $(325,580)$329,154
                          ======= ========    =======  =======





                    See notes to financial statements.

/TABLE

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Six Months Ended
                                                June 30,
                                           1998         1997
Cash flows from operating activities:

Net Income (Loss)                    $ (325,580)    $ 329,154
Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
   Cost of Land and Improvements sold      -        1,434,339
   Cost of Land and Improvements           -       (1,159,597)
   Increase (decrease) in accrued
   interest payable                     275,500      (452,500)
   Increase in construction payable           -     1,109,141
   Decrease in accounts payable         (22,378)      (41,829)
   Increase in restricted cash                -    (1,093,620)
   Increase in accounts receivable            -       (17,114)
                                         -------     --------
    Net Cash used in
      operating activities              (72,458)      107,974

NET (DECREASE) INCREASE IN CASH         (72,458)      107,974

CASH AT JANUARY 1,                       98,678        41,633
CASH AT JUNE 30,                       $ 26,220     $ 149,607
Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest                     $     -         $ 725,000
                                       ========       ========

                    See notes to financial statements.
/TABLE

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)

     A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

     B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively
involved in managing the property.  Compensation earned for these services for the first six months were as follows:
                                          1998      1997

      Program Management Fees          $ 1,500   $ 1,500
      Development Fee                        -    50,456

     C.  COMPREHENSIVE INCOME

          Effective January 1, 1998, the Partnership adopted
Statement of Financial Accounting Standards (SFAS) No. 130.
Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the first three and six month periods ended June 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income(loss).

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

   There have been no sales during the first six months of 1998.

Overall operations of the Registrant are comparable to prior quarters with the following exception. The increase in professional fees is due to higher accounting fees and the timing of audit and tax payments. The increase in architect and engineering fees in 1998 is due to the Registrant expensing certain engineering fees that related to the sales in 1997. Engineering fees are usually incurred in preparation for sales and development and are usually treated as closing costs. The increase in architect and engineering fees is not expected to continue.

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

     Financial Condition and Liquidity

     As of July 31, 1998, the Registrant had $ 22,070 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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


                             RAINES ROAD, L.P.

                             By:  222 RAINES LTD.
                                  General Partner



     Date:    August 14, 1998     By:  /s/ Steven D. Ezell
                                       General Partner



                                  By:  222 PARTNERS, INC.
                                       General Partners



     Date:    August 14, 1998     By:  /s/ Michael A. Hartley
                                       Secretary/Treasurer