Form 10-Q
period 1998-09-30
RAINES ROAD L P
filed 1998-11-16
CIK 845397

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the period ended September 30, 1998
                                   or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the transition period from ________to________

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


                        FINANCIAL STATEMENTS FOR THE
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997






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


                             BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                September 30,       December 31,
                                   1998                 1997
 CASH                            $   22,333        $   98,678

 RESTRICTED CASH                    380,198           380,198

 LAND AND LAND IMPROVEMENTS
 HELD FOR INVESTMENT              5,632,923         5,632,923

                   Total Assets  $6,035,454        $6,111,799
                                ===========        ==========



                    LIABILITIES AND PARTNERS' DEFICIT

 NOTE PAYABLE TO AFFILIATE       $4,700,000       $4,700,000

 ACCRUED INTEREST PAYABLE TO
   AFFILIATE                      2,939,134        2,524,934

 ACCOUNTS PAYABLE                   318,507          282,942

Total Liabilities                 7,957,641        7,507,876

PARTNERS' DEFICIT:
   Limited Partners ( 1,875 units
     outstanding)               (1,922,187)       (1,396,077)
   General Partner                     -                 -

     Total Partners' deficit    (1,922,187)       (1,396,077)

 Total Liabilities &
 Partners' Deficit               $6,035,454       $6,111,799
                                 ==========       ==========

                   See notes to financial statements.

  /TABLE

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                            Quarter to Date   Year to Date
                               Ending September 30,

                         1998        1997      1998         1997
 REVENUES:
 LAND SALES:

 Gross Proceeds       $    -     $   -       $     -   $2,220,000
 Cost of Land
 and Improvements Sold     -         -             -   (1,434,339)
 Closing Costs             -         -             -     (144,711)

 Gain on Land Sales        -         -             -      640,950

 Interest                  -         -          3,331       6,335
                         ------    ------      ------    --------
    Total Revenues         -         -          3,331     647,285


 EXPENSES:
 Property Tax & Penalties 57,943   60,960      80,323       66,478
 Interest                141,000  141,000     423,000      423,000
 Program Management Fees     750      750       2,250        2,250
 Professional Services       400    7,875      11,784       20,783
 Architect & Engineering
 Fees                        437      850      10,344          850
 Administrative Expenses       -        -       1,740       10,975

    Total Expenses       200,530  211,435     529,441      524,336

  Net (Loss) Income    $(200,530)(211,435)  $(526,110)    $122,949
                         ======= ========   =========     ========






                   See notes to financial statements.

  /TABLE

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                            Nine Months Ended
                                              September 30,
                                           1998         1997
 Cash flows from operating activities:

 Net (Loss) Income                   $(526,110)   $ 122,949
   Adjustments to reconcile net
    (loss) income to net cash
    (used) provided by operating
    activities:
      Cost of Land & Improv. Sold            -    1,434,339
      Cost of Land & Improvements            -   (1,200,628)
      Increase (decrease) in
      Accrued Interest Payable         414,200     (311,500)
      Increase in Construction Pay.          -    1,109,141
      Increase in Accts. Payable        35,565       19,131
      Increase in Restricted Cash                (1,098,851)

                                        -------     --------
 Net Cash (Used) provided
 in Operating Activities:               (76,345)      74,581

 NET (DECREASE) INCREASE IN CASH        (76,345)      74,581

 CASH AT JANUARY 1,                      98,678       41,633
 CASH AT SEPTEMBER 30,                 $ 22,333     $116,214
                                        =======      =======

Supplemental Disclosures of
 Cash Flow Information:

Cash Paid During the Year
 For Interest                          $  8,800     $734,500
                                         ======      =======



                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS

 For the Three and Nine Months Ended September 30, 1998 and 1997
                             (Unaudited)

 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


 B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services were as follows:
                                           1998         1997

 Program Management Fee                $  2,250     $  2,250
 Development Fee                       $      -     $ 50,456
 Accounting Fees                       $  1,700     $  1,600

C.COMPREHENSIVE INCOME

 Effective January 1, 1998, the Partnership adopted Statement of
Financial Accounting Standards (SFAS) No. 130,  Reporting
Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine month periods ended September 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

 There have been no sales during the first nine months of 1998.

Overall operations of the Registrant are comparable to prior quarters with the following exception. Interest income has decreased from 1997 to 1998 due to lower cash balances. Property tax expense increased due to a new assessed value of the property in 1998. The General Partner believes the assessment is overstated and is contesting the increase. The decrease in office administration expenses is due to an exceptional item in 1997. Property tax services of $7,500 were recorded in 1997. The increase in architect and engineering fees in 1998 is due to delayed development work related to the 1997 sales.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

      Financial Condition and Liquidity

      As of October 30, 1998, the Registrant had $ 21,583 in cash reserves. Operating expenses are primarily accounting fees which include audit and tax, and program management service fees. The cash reserves are not expected to sufficiently meet the operating needs of the Registrant for the next year. If a sale of property occurs, then funds may be available from sale proceeds. Otherwise, the General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.
Registrant for the next year.

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


                             RAINES ROAD, L.P.

                             By: 222 RAINES LTD.
                                 General Partner



 Date: November 21, 1998         By: /s/ Steven D. Ezell
                                    General Partner



                                 By: 222 PARTNERS, INC.
                                    General Partners



 Date: November 21, 1998         By: /s/ Michael A. Hartley
                                    Secretary/Treasurer