Form 10-K405
period 1998-12-31
RAINES ROAD L P
filed 1999-03-31
CIK 845397

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,875,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     At December 31, 1998, the Registrant was holding approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

     Phase I of the infrastructure development was completed in 1990 and included construction and improvement of Prescott Road. The total cost was approximately $460,000. Phase II was completed in 1992 and consisted of extending Raines Road 5,000 feet from Prescott Road through the Property to Tchulahoma Road. Phase II also included clearing and rough-grading 168 acres of the Property and removing 1.25 million cubic yards of dirt. The cost of Phase II was approximately $1 million.

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

     The majority of the proceeds used to purchase the Property were from a $4,700,000 promissory note (the "Lender Financing") maturing on December 31, 2001 to Raines Lenders, L.P. (the "Lender"), an affiliated partnership sharing the same general partner. The principal balance accrues interest at a simple interest rate of 12% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 50% of the "Net Revenues", if any. Net revenues, as defined by the participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and "Applicable Principal Balances"; 2) accrued preferred return (12% on the net offering proceeds of the Registrant) and 3) the "Applicable Equity Balance". The "Applicable Principal Balance" is a fixed dollar amount assigned in the loan agreement to the Property on a per acre basis to represent a portion of the original principal amount of the Lender Financing. From property sales in 1990, 1991, 1994 and 1997, the cumulative "Applicable Principal Balance" due to the Lender is $1,677,707 and is payable from future sale proceeds, after all accrued interest is paid.

     The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1998, Registrant owned approximately 200 acres of partially developed land in Memphis, Tennessee. See Item 1 above for more detailed description. Registrant is subject to a first mortgage held by Raines Lenders, L.P., an affiliated partnership sharing the same general partner.

Item 3.  Legal Proceedings

     Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.
                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 for 1,875 Units of Limited Partnership Interests. The offering of $1,875,000 was fully subscribed on September 12, 1989. As of February 28, 1999, there were 181 holders of record of the 1,875 Units of Limited Partnership Interests.

     There were no distributions made to Unit holders during 1998, 1997 and 1996. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to Raines Lenders, L.P., as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                                December 31
                  1998      1997       1996       1995      1994

Total revenues  $ 46,746  654,127     11,266     40,628    552,717
 Net loss       (655,018)  (8,627)   (648,034) (678,429) (207,082)
 Net loss per
 limited partner
 unit           (349.34)   (4.60)   (345.62)    (361.83)  (110.44)
 Total assets 5,860,039 6,111,799  6,054,735  6,195,673 7,345,269
Note payable-
 private              -        -           -    100,000   367,716
Note payable to
  affiliate   4,700,000 4,700,000  4,700,000  4,700,000 4,700,000
Accrued interest
  payable to
  affiliate   3,077,634 2,524,934  2,695,434  2,131,434 2,159,600

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     There were no sales during 1998 and 1996.

     In 1997, the Registrant sold approximately 30 acres for a distribution site. Of the $2.2 Million in sale proceeds, $1.1 million was escrowed for development of the sale site and adjacent land,and $734,500 was paid to The Lender on The Lender financing.

Comparative Analysis

     Except for the land sales in 1997, the overall operations of the Registrant have not changed significantly over the last three years, although there have been some fluctuations within accounts. The fluctuations in interest income are due to the Registrant's changing cash balances. The 1998 credit to cost of land and improvements sold is due to overestimated development costs related to the 1997 sales. Property tax expense has fluctuated through the years due to city and county reassessments of the property's value. The Registrant has worked diligently with consultants to lower the property tax expense and has been successful in past years. The 1998 property tax expense reflects the amount billed the Registrant. These amounts have not been paid and are under dispute. General and administrative expenses include consulting fees in 1997 and 1996. The 1998 decrease in general & administrative expenses is due to lower property tax consulting fees. Loan costs were fully amortized in the second quarter of 1996 explaining the decline in amortization expense.

Financial Condition and Liquidity

     At February 28, 1999, the Registrant has approximately $7,432 available in funds to cover operating expenses for 1999. Operating expenses are primarily accounting fees which includes audit and tax, and program management service fees. The cash reserves are low. If a sale of the property occurs, then funds may be available from sale proceeds. The General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

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

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.
Item 8.  Financial Statements and Supplementary Data

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                DECEMBER 31, 1998, 1997 AND 1996

                              INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           F-1

Financial Statements
     Balance Sheets                                    F-2
     Statements of Operations                          F-3
     Statements of Partners' Deficit                   F-4
     Statements of Cash Flows                          F-5
     Notes to Financial Statements                     F-6

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Nashville, Tennessee
January 22, 1999

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997


            Assets                            1998        1997
Cash (note 5)                         $     114,342      98,678
Restricted cash (note 3)                    140,769     380,198
Accounts receivable from affiliate(note 2)    5,000        -
Land and land improvements held for
    investment (notes 4 and 5)            5,599,928   5,632,923

         Total assets                 $   5,860,039   6,111,799

     Liabilities and Partners' Deficit

Liabilities:

Note payable - affiliate (note 5)     $   4,700,000   4,700,000
Accrued interest payable to
   affiliate (note 5)                     3,077,634   2,524,934
Accounts payable                                  -     221,982
Accrued property taxes                      133,500      60,960

           Total liabilities              7,911,134   7,507,876

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                         (2,051,095) (1,396,077)
  General partner                                 -           -

            Total partners' deficit      (2,051,095) (1,396,077)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit       $   5,860,039   6,111,799



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1998, 1997 and 1996

                                    1998       1997        1996

Revenues
     Land Sales -
     Gross Proceeds          $        -     2,220,000        -

Cost of land and
improvements sold(note 3)         (32,995)  1,448,336        -
 Closing Costs (note 2)               -       142,945        -

     Gain on land sales            32,995     628,719        -

     Interest                      11,401      25,408      11,266
     Miscellaneous                  2,350           -        -
        Total revenues             46,746     654,127      11,266

Expenses:
     Interest expense (note 5)    564,000     564,000     568,571
      Property taxes              114,724      66,478      40,087
      General and administrative    2,911      15,768      20,331
      Legal and accounting
       (note 2)                    17,129      12,658      16,605
      Amortization                   -           -          7,981
      Architect & engineering fees   -            850       2,725
      Property management fee
       (note 2)                     3,000       3,000       3,000

        Total expenses            701,764     662,754     659,300

        Net loss             $   (655,018)     (8,627)   (648,034)

     Net loss allocated to:

       General partner       $          -           -         -
        Limited partners     $   (655,018)    ( 8,627)   (648,034)

     Net loss per limited
       partner unit          $    (349.34)      (4.60)    (345.62)

     Weighted average units
       outstanding                  1,875       1,875       1,875
            See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1998, 1997 and 1996

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1995   1,875  $ (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)

  December 31, 1996   1,875  (1,387,450)        -    (1,387,450)

  Net loss              -        (8,627)        -        (8,627)

Balance at
 December 31, 1997   1,875   (1,396,077)        -    (1,396,077)

  Net Loss              -      (655,018)        -      (655,018)

Balance at
  December 31, 1998
                     1,875  $(2,051,095)        -    (2,051,095)




See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1998, 1997 and 1996

                                   1998        1997       1996

Cash flows from operating activities:
  Net loss                   $  (655,018)     (8,627)  (648,034)
 Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities:
      Amortization                  -           -         7,981
      Cost of land and improvements held for
          investment(note 3)      32,995  (1,224,398)      (635)
      Cost of land and
       improvements sold            -      1,448,336       -
      Decrease (increase) in
         restricted cash         239,429    (223,957)      (554)
      Increase in accounts receivable
         from affiliate           (5,000)       -          -
      Increase (decrease) in accrued
         interest payable        552,700    (170,500)   561,580
      Increase (decrease) in
         accounts payable       (221,982)    217,126      3,621
      Increase in accrued
         property taxes           72,540      19,065     41,895

        Net cash provided (used)
          by operating activities 15,664      57,045    (34,146)

Cash flows from financing activities-
      Payment of note
        payable-private             -           -      (100,000)

        Net increase (decrease)
          in cash                 15,664      57,045   (134,146)
Cash at beginning of year     $   98,678      41,633    175,779
Cash at end of year           $  114,342      98,678     41,633

Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest  $  11,300     734,500      6,991



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997

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

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment are recorded at cost and include approximately 200 acres at December 31, 1998 and 1997. Interest expense on the note payable to affiliate insurance and property taxes were capitalized as carrying costs of the property during the development
          period.              F-6
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     (d)  Land and Improvements Held for Investment(continued)

          Costs to hold land, including interest, insurance, and property taxes are charged to expense once the develop-ment of the property is substantially complete. Land improvement costs incurred and capitalized include development costs expended subsequent to the acquisition of a tract of land.

          The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.
          SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No.
          121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Income Recognition

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

     (g)  Partnership Allocations(continued)

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

          Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

          Cumulative unpaid preferred returns are $2,137,500 and $1,912,500 at December 31, 1998 and 1997, respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
     (h)  Comprehensive Income

          Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net loss.

(2)  Related Party Transactions

          The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:
                                1998        1997        1996
Accounting fees              $  2,100       2,100       2,100
Property management fee         3,000       3,000       3,000
Real estate sales commission     -         88,000        -
     Accounts receivable
       from affiliate                5,000        -           -

(3)  Restricted Cash

          At December 31, 1998 and 1997, the Partnership had restricted cash balances of $140,769 and $380,198, respectively, to be used to fund property improvements consisting of road and utility work. In 1998, the Partnership received excess escrowed development funds from the escrow agent. The development payable related to these escrowed funds, also overestimated, was reduced by the excess cash received. Cost of land sold and land improvements, also effected by this development, was reduced. This restricted cash securs a letter of credit in the same amount to ensure that the required
          developments are made.   F-10
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Land and Improvements Held for Investment

          The components of land and improvements held for investment at December 31, are as follows:
                                            1998        1997
            Land and carrying costs     $ 3,947,078    3,947,078
            Land improvements             1,652,850    1,685,845

                                        $ 5,599,928    5,632,923

          Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,392,325 and $7,430,492 at December 31, 1998 and 1997,
          respectively.

(5)  Note Payable - Affiliate

          The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. In 1998, there were no land sales and the Partnership paid $11,300 in interest payments to the Lender. In 1997, the Partnership sold 26.6 acres of land, receiving net proceeds of $628,719 and paid $734,500 in interest payments to the Lender.
          Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and did not pay the additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(5)  Note Payable - Affiliate(continued)

          explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. Of the $4,700,000 total principal balance outstanding, the applicable principal balance due to Lender is $1,677,707 at December 31, 1998 and 1997.

          Interest expense associated with the note payable to affiliate in 1998, 1997, and 1996 was $564,000.

(6)  Fair Value of Financial Instruments

          At December 31, 1998 and 1997, the Partnership had financial instruments including cash, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

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

The general partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 46, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 39, is a general partner of 222 Raines, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

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

     The Registrant borrowed $4,700,000 from Raines Road, L.P., an affiliated partnership, during 1989. Accrued interest on such loan was $3,077,634 at December 31, 1998. In 1998, a $11,300 payment was made on the accrued interest of the Lender Financing.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8. hereof.

        (2) Financial Statement Schedule
            See Financial Statement Schedule Index at page 25 hereof.

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

            27    Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1998.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEAR ENDED
                        DECEMBER 31, 1998

                              INDEX

                                                          Page
                                                          Number

Additional financial information furnished pursuant to the requirements of Form 10-K:

Financial Statement Schedule -

     Independent Auditors' Report                         S-1

     Schedule III - Real Estate and Accumulated
       Depreciation                                       S-2


All other Schedules have been omitted because they are inapplicable, not require or the information is included in the Financial Statements or notes thereto.

                  Independent Auditors' Report


The Partners
Raines Road, L.P.:

Under date of January 22, 1999, we reported on the balance sheets of Raines Road, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     KPMG LLP

Nashville, Tennessee
January 22, 1999

                                                             Schedule III

                                                           RAINES ROAD, LTD.
                                                        (A Limited Partnership)

                                               Real Estate and Accumulated Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date of    Date
                    brances           & improve-  ments     costs             & improve-             lated de-   construc- acquired
                                        ments                                   ments               preciation    tion
   ________            ___        _       _____     _____     _____       _       _____       __         ____        ____       _
200 acres of land
held for investment
in Memphis,
Tennessee        $4,700,000 3,306,457         - 1,652,850   640,621 3,947,078 1,652,850 5,599,928         -     5/90-12/92  4/11/89


Encumbrances listed above do not include accrued interest.

                         Schedule III

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation (continued)

                        December 31, 1998

                                  1998         1997         1996

(1)  Balance at beginning of
       period             $    5,632,923   5,856,861   5,856,226
       Additions during period:
       Improvements                    -   1,224,398           -
          Other - carrying costs (32,995)         -          635
                                  -------  ---------   ---------

                                       -   1,224,398         635
     Deductions during period:
      Cost of real estate sold         -   1,448,336          -

                                 -------   ---------   ---------
                                       -   1,448,336          -

     Balance at end
       of period          $    5,599,928   5,632,923   5,856,861


(2)  Aggregate cost for Federal
       income tax purposes $   7,392,325   7,430,492   7,641,267



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

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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