Form 10-Q
period 1999-03-31
RAINES ROAD L P
filed 1999-05-14
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 31, 1999
                          or

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

             Item 1. Financial Statements


                   RAINES ROAD, L.P.
           (A Delaware Limited Partnership)


                 FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes to Financial Statements                       6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                             March 31,   December 31,
                                 1999          1998
CASH                      $     3,933        114,342
RESTRICTED CASH               140,769        140,769
HELD FOR INVESTMENT         5,599,928      5,599,928

             Total Assets $ 5,744,630   $  5,855,039
                           ===========    ==========



           LIABILITIES AND PARTNERS' DEFICIT

NOTE PAYABLE TO AFFILIATE $ 4,700,000   $  4,700,000
ACCRUED INTEREST PAYABLE TO
  AFFILIATE                 3,210,334      3,072,634
ACCOUNTS PAYABLE & ACCRUED
EXPENSES                       58,322        133,500

Total Liabilities           7,968,656      7,906,134

PARTNERS' DEFICIT:
  Limited Partners ( 1,875 units
    outstanding)           (2,224,026)    (2,051,095)
  General Partner                   -              -

Total Partners' deficit    (2,224,026)    (2,051,095)

Total Liabilities &
Partners' Deficit        $  5,744,630  $   5,855,039
                            ==========    ==========

          See accompanying notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)


                                 Three months ended
                                      March 31,
                                  1999       1998
REVENUES:
Interest                        $    -   $   3,331

Total Revenues                       -       3,331


EXPENSES:
  Interest                      141,000    141,000
  Property Management Fees          750        750
  Legal & Accounting              2,400      7,650
  Architect & Engineering Fees       -       7,926
  Property Taxes                 28,681     11,190
  Other Administrative
    Expenses                        100        272

Total Expenses                  172,931    168,788

Net Loss                    $  (172,931) $(165,457)
                               ========   ========














          See accompanying notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                Three Months Ended
                                      March 31,
                                  1999         1998
Cash flows from operating activities:

Net Loss                    $(172,931)  $  (165,457)
Adjustments to reconcile net
loss to net cash used
in operating activities:
  Increase in accrued
     interest payable         137,700       141,000
  Decrease in accounts payable
     and accrued expenses     (75,178)      (30,763)

Net cash used in operating
activities                   (110,409)      (55,220)

NET DECREASE IN CASH         (110,409)      (55,220)

CASH AT JANUARY 1,            114,342        98,678

CASH AT MARCH 31,          $    3,933   $    43,458



          See accompanying notes to financial statements.

/TABLE

                   RAINES ROAD, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
  For the Three Months Ended March 31, 1999 and  1998
                      (Unaudited)
A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The esults of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services for the first three months were as follows:

                                  1999         1998
Property Management Fee           $ 750       $  750
Accounting Fees                     400            -

C. COMPREHENSIVE INCOME

     During the first three month periods ended March 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31,
1999.

   There have been no land sales during the first quarter of 1999.

Overall operations of the Registrant are comparable to prior quarters with the following exception. The increase in property tax expense is due to an increase in the assessed property value and a change in the rate classification.

Financial Condition and Liquidity

   As of April 30, 1999, the Registrant had $2,555 in cash reserves.
Operating expenses are primarily accounting fees which includes audit and tax, and program management service fees. The cash reserves are not sufficient to meet these expenses. If a sale of property occurs, then funds will be available from sale proceeds. The General Partner will assist the Registant in meeting operational needs through affiliated loans as necessary.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

              Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First
Quarter of 1999.


(b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RAINES ROAD, L.P.

                         By:  222 RAINES LTD.
                              General Partner



Date:  May 15, 1999           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1999           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer

