Form 10-Q
period 1999-06-30
RAINES ROAD L P
filed 1999-08-13
CIK 845397

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1999

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998






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


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                June 30,       December 31,
                                   1999           1998
CASH                        $        80      $   114,342

RESTRICTED CASH                 140,769          140,769

LAND AND LAND IMPROVEMENTS
  HELD FOR INVESTMENT         5,599,928        5,599,928


Total Assets                $ 5,740,777      $ 5,855,039
                             ===========      ==========


                     LIABILITIES AND PARTNERS' DEFICIT

NOTE PAYABLE TO AFFILIATE   $ 4,700,000      $ 4,700,000
ACCRUED INTEREST PAYABLE TO
AFFILIATE                     3,356,834        3,072,634

ACCOUNTS PAYABLE &
ACCRUED EXPENSES                 87,002          133,500

TOTAL LIABILITIES             8,143,836        7,906,134

PARTNERS' DEFICIT:

Limited Partners (1,875
Units Outstanding)           (2,403,059)      (2,051,095)

General Partner                       -                -
Total Partners' Deficit      (2,403,059)      (2,051,095)

Total Liabilities &
Partners' Deficit           $ 5,740,777      $ 5,855,039
                              ==========      ==========

             See accompanying notes to financial statements.

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                        June 30,

                            1999     1998       1999     1998
REVENUES:


Interest                $     -      $    -   $    -   $ 3,331

                          ------     ------   ------    ------
Total Revenues                -           -        -     3,331


EXPENSES:
Property Taxes            28,681    11,190    57,362     22,380
Interest                 141,000   141,000   282,000    282,000
Property Management Fees     750       750     1,500      1,500
Legal and Accounting Fees  7,975     3,734    10,375     11,384
Architect and Engineering
     Fees                   -        1,981      -         9,907
Other Administrative
   Expenses                  627     1,468       727      1,740
Total Expenses           179,033   160,123   351,964    328,911

Net Loss               $(179,033)$(160,123)$(351,964) $(325,580)

Net Loss per limited
   partner unit        $  (95.48) $(85.40)  $(187.71)  $(173.64)

               See accompanying notes to financial statements.

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Six Months Ended
                                                June 30,
                                           1999         1998
Cash flows from operating activities:

Net Loss                            $  (351,964)   $ (325,580)
Adjustments to reconcile net
loss to net cash used
in operating activities:
   Increase in accrued interest payable 284,200       275,500
   Decrease in accounts payable &
      Accrued Expenses                  (46,498)      (22,378)

     Net Cash used in
     operating activities              (114,262)      (72,458)
NET (DECREASE) INCREASE IN CASH        (114,262)      (72,458)

CASH AT JANUARY 1,                      114,342        98,678
CASH AT JUNE 30,                        $    80     $  26,220

Supplelmental Disclosures of Cash Flow information:

Cash paid during the year for interst   $ 4,400     $    -

               See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

    For the Three and Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

     A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


     B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively
     involved in managing the property.  Compensation earned for these services for the first six months were as follows:
                                          1999      1998

      Property Management Fees           1,500     1,500
      Accounting Fees                    1,800     1,300

     C.  COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     There have been no sales during the first six months of 1999 or 1998.

     Overall operations of the Registrant are comparable to prior quarters with the following exception. The increase in architect and engineering fees in 1998 is due to engineering work done on the property.

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


     Financial Condition and Liquidity

     As of June 30, 1999, the Registrant had $ 80 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

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


                             RAINES ROAD, L.P.

                             By:  222 RAINES LTD.
                                  General Partner



     Date:    August 13, 1999     By:  /s/ Steven D. Ezell
                                       General Partner



                                  By:  222 PARTNERS, INC.
                                       General Partners



     Date:    August 13, 1999     By:  /s/ Michael A. Hartley
                                       Secretary/Treasurer