Form 10-Q
period 1999-09-30
RAINES ROAD L P
filed 1999-11-12
CIK 845397

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the period ended September 30, 1999
                                   or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the transition period from ________to________

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


                        FINANCIAL STATEMENTS FOR THE
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998






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


                             BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                September 30,       December 31,
                                   1999                 1998
 CASH                            $       93        $  114,342

 RESTRICTED CASH                    143,642           140,769

 LAND AND LAND IMPROVEMENTS
   HELD FOR INVESTMENT            5,599,928         5,599,928


                   Total Assets  $5,743,663        $5,855,039
                                 ===========       ==========



                    LIABILITIES AND PARTNERS' DEFICIT

 NOTE PAYABLE TO AFFILIATE       $4,700,000        $4,700,000

 ACCRUED INTEREST PAYABLE TO
 AFFILIATE                        3,502,934         3,072,634

 ACCOUNTS PAYABLE                   128,980           133,500

Total Liabilities                 8,331,914         7,906,134

PARTNERS' DEFICIT:
   Limited Partners ( 1,875 units
     outstanding)                (2,588,251)       (2,051,095)
    General Partner                    -                 -

     Total Partners' Deficit     (2,588,251)       (2,051,095)

 Total Liabilities &
 Partners' Deficit               $5,743,663        $5,855,039
                                 ==========        ==========

                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                         Three Months Ended   Nine Months Ended
                                      September 30,

                         1999        1998      1999        1998
 REVENUES:
 LAND SALES:

 Gross Proceeds       $      -  $      -       $   -     $   -
 Cost of Land
 and Improvements Sold       -         -           -         -
 Closing Costs               -         -           -         -

 Gain on Land Sales          -         -           -         -

 Interest                    -         -           -        3,331
                         ------    ------      ------    --------
    Total Revenues           -         -           -        3,331




EXPENSES:
 Property Taxes            41,829    57,943      99,191     80,323
 Interest                 141,000   141,000     423,000    423,000
 Program Management Fees      750       750       2,250      2,250
 Legal & Accounting           825       400      11,200     11,784
 Architect & Engineering     -          437        -        10,344
 Other Administrative
    Expenses                 788       -          1,515      1,740


    Total Expenses        185,192   200,530     537,156    529,441

  Net Loss             $ (185,192)$(200,530)  $(537,156) $(526,110)

Net Loss per limited
   partner unit        $  (98.77)  $(106.95)   $(286.48)  $(280.59)


                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                           Nine Months Ended
                                              September 30,
                                           1999       1998
 Cash flows from operating activities:

 Net Loss                             $(537,156)  $(526,110)
   Adjustments to reconcile net
    loss to net cash used
    by operating activities:
      Interest Payable                  430,300     414,200
      (Decrease) Increase in
      Accounts Payable                   (4,520)     35,565
      Increase in Restricted Cash        (2,873)          -

                                        -------     --------
 Net Cash used in
 Operating Activities:                 (114,249)    (76,345)

 NET DECREASE IN CASH                  (114,249)    (76,345)

 CASH AT JANUARY 1,                     114,342      98,678
 CASH AT SEPTEMBER 30,                 $     93    $ 22,333
                                        =======     =======

Supplemental Disclosures of
 Cash Flow Information:

Cash Paid During the Year
 For Interest                          $  4,400    $  8,800
                                         ======     =======



                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS

 For the Three and Nine Months Ended September 30, 1999 and 1998
                             (Unaudited)

 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


 B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services for the nine months were as follows:
                                          1999         1998

 Program Management Fee                $ 2,250      $  2,250
 Accounting Fees                       $ 2,200      $  1,700

C.COMPREHENSIVE INCOME

  During the three and nine month periods ended September 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

There have been no sales during the first nine months of 1999 or 1998. The General Partner is reviewing and changing the marketing efforts used to promote property sales. We anticipate these changes to yield sales in the short term.

Overall operations of the Registrant are comparable to prior quarters with the following exception. The architect and engineering fees in 1998 were for engineering work done on the property in preparation for or in anticipation of a land sale.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment reserves will be recorded.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any critical system is not compliant.

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

Financial Condition and Liquidity

     As of October 31, 1999, the Registrant had $ 34 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

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


                             RAINES ROAD, L.P.

                             By: 222 RAINES LTD.
                                 General Partner



 Date: November 11, 1999         By: /s/ Steven D. Ezell
                                    General Partner



                                 By: 222 PARTNERS, INC.
                                    General Partners



 Date: November 11, 1999         By: /s/ Michael A. Hartley
                                    Secretary/Treasurer