Form 10-K405
period 1999-12-31
RAINES ROAD L P
filed 2000-04-14
CIK 845397

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1999

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

Narrative Description of Business

     At December 31, 1999, the Registrant was holding approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

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

Item 2.  Properties

     As of December 31, 1999, Registrant owned approximately 200 acres of partially developed land in Memphis, Tennessee. See Item 1 above for more detailed description. Registrant is subject to a first mortgage held by Raines Lenders, L.P., an affiliated partnership sharing the same general partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.
                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 for 1,875 Units of Limited Partnership Interests. The offering of $1,875,000 was fully subscribed on September 12, 1989. As of January 31, 2000, there were 181 holders of record of the 1,875 Units of Limited Partnership Interests.

     There were no distributions made to Unit holders during 1999, 1998 and 1997. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to Raines Lenders, L.P., as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                                December 31
                  1999      1998       1997       1996      1995

Total revenues  $  6,428    46,746    654,127    11,266     40,628

Net loss        (701,785) (655,018)    (8,627) (648,034)  (678,429)
  Net loss per
 limited partner
 unit            (374.29)  (349.34)     (4.60)  (345.62)   (361.83)

Total assets   5,750,799  5,860,039   6,195,673 6,111,799 6,054,735
Note payable-
 private           -           -            -        -     100,000

Note payable to
  affiliate     4,700,000  4,700,000 4,700,000 4,700,000  4,700,000

Accrued interest
  payable to
  affiliate     3,641,634  3,077,634 2,524,934 2,695,434  2,131,434

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     There were no sales during 1999 and 1998.

     In 1997, the Registrant sold approximately 30 acres for $2.2 million in sale proceeds. $1.1 million was escrowed for development of the sale site and adjacent land,and $734,500 was paid to The Lender on The Lender financing.

Comparative Analysis

     Except for the land sales in 1997, the overall operations of the Registrant have not changed significantly over the last three years, except for the changes in interest income and property taxes. The decline in interest income is due to the Registrant's diminishing cash balances. Property tax expense has increased through the years due to city and county reassessments of the property's value. The Registrant has worked diligently with consultants to lower the property tax expenses. The 1998 credit to cost of land and improvements sold is due to a change in the development costs related to the 1997 sales.

Financial Condition and Liquidity

     At February 29, 2000, the Registrant has approximately $13,422 available in funds to cover operating expenses for 2000. Operating expenses are primarily accounting fees which includes audit and tax, and program management service fees. The cash reserves are insufficient. If a sale of the property occurs, then funds will be available from sale proceeds. Otherwise, the Registrant may meet operational needs through affiliated loans.

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

     Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operations or liquidity of the partnerships. The registrant had no significant operational difficulties related to Year 2000 issues. Management does not expect any future issues or operational problems related to Year 2000 issues.

Item 8.  Financial Statements and Supplementary Data


                         RAINES ROAD, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                DECEMBER 31, 1999, 1998 AND 1997

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

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Nashville, Tennessee
January 21, 2000

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998


            Assets                          1999        1998
Cash (note 5)                         $     5,129      114,342
Restricted cash (note 3)                  143,642      140,769
Accounts receivable from affiliate(note 2)  2,100        5,000
Land and land improvements held for
    investment (notes 4 and 5)          5,599,928    5,599,928

         Total assets                 $ 5,750,799    5,860,039

     Liabilities and Partners' Deficit

Liabilities:

Note payable - affiliate (note 5)    $ 4,700,000     4,700,000
Accrued interest payable to
   affiliate (note 5)                  3,641,634     3,077,634
Accounts payable                        29,790            -
Accrued property taxes                 132,255       133,500

           Total liabilities           8,503,679     7,911,134

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                      (2,752,880)   (2,051,095)
    General partner                            -             -

            Total partners' deficit   (2,752,880)   (2,051,095)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit      $ 5,750,799    5,860,039



See accompanying notes to financial statements.


                               F-2

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997
                                      1999        1998        1997

Revenues
  Land Sales -
    Gross Proceeds                   $  -            -     2,220,000
    Cost of land and
      improvements sold(note 3)         -          32,995 (1,448,336)
    Closing Costs (note 2)              -            -      (142,945)

      Gain on land sales                -          32,995    628,719

  Interest                             6,428       11,401     25,408
  Miscellaneous                         -           2,350       -
          Total revenues               6,428       46,746    654,127

Expenses:
  Interest expense (note 5)          564,000      564,000    564,000
  Property taxes                     125,115      114,724     66,478
  General and administrative           1,677        2,911     15,768
  Legal and accounting(note 2)        14,421       17,129     12,658

  Architect & engineering fees          -            -           850
  Property management fee(note 2)      3,000        3,000      3,000

        Total expenses               708,213      701,764    662,754

        Net loss                  $ (701,785)    (655,018)    (8,627)

     Net loss allocated to:

       General partner                $ -            -           -
       Limited partners           $ (701,785)    (655,018)   ( 8,627)

       Net loss per limited
         partner unit             $  (374.29)     (349.34)     (4.60)
       Weighted average units
       outstanding                     1,875        1,875      1,875

    See accompanying notes to financial statements.




                                  F-3
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1999, 1998 and 1997

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1996   1,875 $(1,387,450)        -    (1,387,450)

  Net loss              -        (8,627)        -        (8,627)

Balance at
 December 31, 1997   1,875   (1,396,077)        -    (1,396,077)

  Net Loss              -      (655,018)        -      (655,018)

Balance at
  December 31, 1998  1,875   (2,051,095)        -    (2,051,095)

  Net Loss              -      (701,785)        -      (701,785)

Balance at
  December 31, 1999  1,875  $(2,752,880)        -    (2,752,880)



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1999, 1998 and 1997

                                   1999        1998       1997

Cash flows from operating activities:
  Net loss                   $   (701,785)   (655,018)    (8,627)
Adjustments to reconcile net
    loss to net cash provided by
    (used) in operating activities:
      Cost of land and improvements held
        for investment               -           -    (1,224,398)
      Cost of land and
       improvements sold             -         32,995  1,448,336
      (Increase)decrease in
       restricted cash             (2,873)    239,429   (223,957)
      (Increase)decrease in accounts
        receivable from affiliate   2,900      (5,000)         -
      Increase (decrease) in accrued
         interest payable         564,000     552,700   (170,500)
      Increase (decrease) in
         accounts payable          29,790    (221,982)   217,126
      (Decrease)Increase in accrued
         property taxes            (1,245)     72,540     19,065

        Net cash (used in)provided
         by operating activities (109,213)     15,664     57,045

        Net (decrease)increase
          in cash                (109,213)    15,664     57,045
Cash at beginning of year         114,342     98,678     41,633
   Cash at end of year        $     5,129    114,342     98,678

Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest $         -     11,300    734,500



See accompanying notes to financial statements.



                                  F-5


                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1999 and 1998

(1)  Summary of Significant Accounting Policies

     (a)  Organization

          Raines Road, L.P. (the Partnership) is a Delaware limitedpartnership organized on December 16, 1988 to
          acquire    several contiguous, undeveloped tracts of land
          in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner believes it can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

     (b)  Estimates

          Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the Partnership's land and improvements. Actual results could differ from those estimates.

     (c)  Cash

          Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment are recorded at cost and include approximately 200 acres at December 31, 1999 and 1998. Interest expense on the note payable to affiliate, insurance, and property taxes were capitalized as carrying costs of the property during the development
          period.              F-6
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

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

          Long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary.





                               F-7

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


                               F-8

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

          Cumulative unpaid preferred returns are $2,362,500 at December 31, 1999.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
          (h)  Comprehensive Income

          Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net loss.

(2)  Related Party Transactions

          The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:
                                    1999        1998         1997
     Accounting fees             $ 2,600       2,100        2,100
     Property management fee       3,000       3,000        3,000
     Real estate sales commission    -           -         88,000
     Accounts receivable
        from affiliate             2,100       5,000          -

(3)  Restricted Cash

     At December 31, 1999 and 1998, the Partnership had restricted cash balances of $143,642 and $140,769, respectively, to be used to fund property improvements consisting of road and utility work. In 1998, the Partnership received excess escrowed development funds from the escrow agent. The development payable related to these escrowed funds, also overestimated, was reduced by the excess cash received. Cost of land sold and land improvements, also effected by this development, was reduced. This restricted cash securs a letter of credit in the same amount to ensure that the required developments are made.

                                  F-10
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1998 and 1998 are as follows:

            Land and carrying costs     $  3,947,078
            Land improvements              1,652,850

                                        $  5,599,928

     Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,392,325 at December 31, 1999 and 1998.

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. In 1999 and 1998, there were no land sales and the Partnership paid $-0- and $11,300 respectively in interest payments to the Lender. In 1997, the Partnership sold 26.6 acres of land, recognizing a gain of $628,719 and paid $734,500 in interest payments to the Lender.
     Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and has not paid the additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not



                                 F-11

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(5)  Note Payable - Affiliate(continued)

     explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. Of the $4,700,000 total principal balance outstanding, the applicable principal balance due to Lender is $1,677,707 at December 31, 1999 and 1998.

     Interest expense associated with the note payable to affiliate in 1999, 1998, and 1997 was $564,000.

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

Michael A. Hartley

     Michael A. Hartley, age 40, is a general partner of 222 Raines, Ltd. He is the Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 69, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1999, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of January 31, 2000 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

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

     The Registrant borrowed $4,700,000 from Raines Road, L.P., an affiliated partnership, during 1989. Accrued interest on such loan was $3,641,634 at December 31, 1999.

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

            27    Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1999.

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

                  Independent Auditors' Report


The Partners
Raines Road, L.P.:

Under date of January 21, 2000, we reported on the balance sheets of Raines Road, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     KPMG LLP

Nashville, Tennessee
January 21, 2000






















                                  S-1



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


                         Schedule III

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation (continued)

                        December 31, 1999

                                  1999         1998         1997

(1)  Balance at beginning of
       period               $ 5,599,928   5,632,923    5,856,861
       Additions during period:
         Improvements                -         -       1,224,398
         Other - carrying costs      -      (32,995)        -
       Deductions during period:
         Cost of real estate sold    -          -      1,448,336

     Balance at end
       of period             $ 5,599,928   5,599,928    5,632,923

(2)  Aggregate cost for Federal
       income tax purposes   $ 7,392,325   7,392,325    7,430,492


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

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  January 31, 2000              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  January 31, 2000             By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  January 31, 2000            By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES ROAD, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  January 31, 2000              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  January 31, 2000             By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  January 31, 2000            By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer    Supplement
Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

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