Form 10-Q
period 2000-03-31
RAINES ROAD L P
filed 2000-05-15
CIK 845397

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 31, 2000
                          or

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


                 FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999






                         INDEX


Financial Statements

  Balance Sheets                                      3
  Statements of Operations                            4
  Statements of Cash Flows                            5
  Notes to Financial Statements                       6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                             March 31,   December 31,
                               2000          1999
CASH                       $   23,364           5,129
RESTRICTED CASH               143,642         143,642
LAND AND IMPROVEMENTS
  HELD FOR INVESTMENT       5,599,928       5,599,928
       Total Assets      $  5,766,934    $  5,748,699

        LIABILITIES AND PARTNERS' DEFICIT

NOTE PAYABLE TO AFFILIATE $ 4,700,000    $  4,700,000
ACCRUED INTEREST PAYABLE TO
  AFFILIATE                 3,777,034       3,639,534
ACCOUNTS PAYABLE & ACCRUED
  EXPENSES                     33,882          29,790
ACCRUED PROPERTY TAXES        132,255         132,255

Total Liabilities           8,643,171       8,501,579

PARTNERS' DEFICIT:
  Limited Partners ( 1,875 units
    outstanding)           (2,876,237)     (2,752,880)
  General Partner                -               -

Total Partners' deficit    (2,876,237)     (2,752,880)

Total Liabilities &
Partners' Deficit         $ 5,766,934   $   5,748,699
                           ==========       =========







          See accompanying notes to financial statements.

                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)


                                 Three months ended
                                      March 31,
                                  2000       1999
REVENUES:
Interest                        $   -     $      -

Total Revenues                      -            -


EXPENSES:
  Interest                        141,000    141,000
  Property Management Fees            750        750
  Legal & Accounting                4,306      2,400
  Property Taxes                  (23,211)    28,681
  Other Administrative expenses       512        100

Total Expenses                    123,357    172,931

Net Loss                    $    (123,357) $(172,931)
                                 ========   ========














          See accompanying notes to financial statements.


                   RAINES ROAD, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                Three Months Ended
                                      March 31,
                                  2000         1999
Cash flows from operating activities:

Net Loss                    $ (123,357)   $  (172,931)
Adjustments to reconcile net
loss to net cash used
in operating activities:
  Increase in accrued
     interest payable          141,000      137,700
  Increase in due from affiliate(3,500)
  Change in accounts payable
     and accrued expenses        4,092      (75,178)

Net cash used in operating
activities                      18,235     (110,409)

NET CHANGE IN CASH              18,235     (110,409)

CASH AT JANUARY 1,               5,129      114,342
CASH AT MARCH 31,          $    23,364  $     3,933



          See accompanying notes to financial statements.

                   RAINES ROAD, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
  For the Three Months Ended March 31, 2000 and  1999
                      (Unaudited)
A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The esults of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services for the first three months were as follows:

                                  2000         1999
Property Management Fee          $ 750       $  750
Accounting Fees                    400          400

C. COMPREHENSIVE INCOME

     During the first three month periods ended March 31, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31,
2000.

   There have been no sales during the first quarter of 2000.

Overall operations of the Registrant are comparable to prior quarters with the following exception. The credit balance in property tax expense is due to a refund of prior years taxes due to the successful negotiation of the property tax appeal.

Financial Condition and Liquidity

   As of April 30, 2000, the Registrant had $14,441 in cash reserves. Operating expenses are primarily accounting fees which includes audit and tax, and program management service fees. The cash reserves are not sufficient to meet these expenses. If a sale of property occurs, then funds will be available from sale proceeds. The General Partner will assist the Registant in meeting operational needs through affiliated loans as necessary.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 issues in the future.

              Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First
Quarter of 2000.


(b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RAINES ROAD, L.P.

                         By:  222 RAINES LTD.
                              General Partner



Date:  May 15, 2000           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 2000           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer