Form 10-Q
period 2000-06-30
RAINES ROAD L P
filed 2000-08-09
CIK 845397

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 2000

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999






                              INDEX


     Financial Statements

      Balance Sheets                                      3
      Statements of Operations                            4
      Statements of Cash Flows                            5
      Notes to Financial statements                       6

                   RAINES ROAD, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS

                             June 30,     December 31,
                               2000          1999
CASH                       $      40        $   5,129
RESTRICTED CASH              143,642          143,642
ACCOUNTS RECEIVABLE
  FROM AFFILIATES              8,500            2,100
LAND AND IMPROVEMENTS
  HELD FOR INVESTMENT      5,599,928        5,599,928
       Total Assets      $ 5,752,110     $  5,750,799

        LIABILITIES AND PARTNERS' DEFICIT

NOTE PAYABLE TO AFFILIATE $4,700,000     $  4,700,000
ACCRUED INTEREST PAYABLE TO
  AFFILIATE                3,923,634        3,641,634
ACCOUNTS PAYABLE & ACCRUED
  EXPENSES                    29,790           29,790
ACCRUED PROPERTY TAXES       194,813          132,255

Total Liabilities          8,848,237        8,503,679

PARTNERS' DEFICIT:
  Limited Partners ( 1,875 units
    outstanding)          (3,096,127)      (2,752,880)
  General Partner                -               -

Total Partners' deficit   (3,096,127)      (2,752,880)

Total Liabilities &
Partners' Deficit         $5,752,110     $  5,750,799
                           ==========       =========







          See accompanying notes to financial statements.

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                        June 30,

                            2000     1999       2000     1999
REVENUES:


Interest                $     -   $    -   $    -     $     -
                          ------     ------   ------    ------
Total Revenues                -        -        -           -


EXPENSES:
Property Taxes            31,278     28,681     39,347    57,362
Interest                 141,000    141,000    282,000   282,000
Property Management Fees     750        750      1,500     1,500
Legal and Accounting Fees  7,843      7,975     12,149    10,375
Other Administrative
   Expenses                7,739        627      8,251       727
Total Expenses          (188,610)   179,033    343,247   351,964

Net Loss               $(188,610) $(179,033) $(343,247)$(351,964)


Net Loss per limited
   partner unit        $ (100.59)   $(95.48) $ (183.07) $(187.71)


               See accompanying notes to financial statements.

                             RAINES ROAD, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Six Months Ended
                                                June 30,
                                           2000         1999
Cash flows from operating activities:

Net Loss                            $ (343,247)   $ (351,964)
Adjustments to reconcile net
loss to net cash used
in operating activities:
  Increase Due From Affiliates          (6,400)         -
  Increase in accrued interest payable 282,000       284,200
  Decrease in accounts payable &
      Accrued Expenses                    -          (46,498)
  Increase in Accrued Property Taxes    62,558          -

 Net Cash used in
     operating activities               (5,089)     (114,262)
NET DECREASE    IN CASH                 (5,089)     (114,262)

CASH AT JANUARY 1,                       5,129       114,342

CASH AT JUNE 30,                        $   40     $      80

Supplelmental Disclosures of Cash Flow information:

Cash paid during the year for interest  $    -     $   4,400

               See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

    For the Three and Six Months Ended June 30, 2000 and 1999
                           (Unaudited)

     A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


     B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively
     involved in managing the property.  Compensation earned for these services for the first six months were as follows:
                                          2000      1999

      Property Management Fees         $  1,500    $ 1,500
      Accounting Fees                     7,827      1,800


     C.  COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     There have been no sales during the first six months of 2000 or 1999. Overall operations of the Registrant are comparable to prior quarters, except for other administrative expenses and property tax. Other administrative expenses in 2000 include estimated Tennessee franchise and excise tax of $7,000. Due to new legislation in Tennessee, partnerships were required to pay franchise and excise tax beginning January 1, 2000. The decrease in property tax for 2000 is due to a refund of contested 1999 property taxes of approximately $23,000 received in the first quarter.



     Financial Condition and Liquidity

     As of June 30, 2000, the Registrant had $ 40 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner is expected to assist the Registrant in meeting operational needs through affiliated loans as it has recently done.

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


                             RAINES ROAD, L.P.

                             By:  222 RAINES LTD.
                                  General Partner



     Date:    August 8, 2000     By:  /s/ Steven D. Ezell
                                       General Partner



                                  By:  222 PARTNERS, INC.
                                       General Partners



     Date:    August 8, 2000     By:  /s/ Michael A. Hartley
                                       Secretary/Treasurer