Form 10-Q
period 2000-09-30
RAINES ROAD L P
filed 2000-11-14
CIK 845397

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the period ended September 30, 2000
                                   or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the transition period from ________to________

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


                             BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                September 30,       December 31,
                                   2000                 1999
 CASH                            $       49        $    5,129
 RESTRICTED CASH                    143,642           143,642
 LAND AND LAND IMPROVEMENTS
   HELD FOR INVESTMENT            5,599,928         5,599,928
 ACCOUNTS RECEIVABLE FROM
AFFILIATES                            3,600             2,100

                   Total Assets $ 5,747,219        $5,750,799
                                  ===========      ==========



                    LIABILITIES AND PARTNERS' DEFICIT

 NOTE PAYABLE TO AFFILIATE       $4,700,000        $4,700,000
 ACCRUED INTEREST PAYABLE TO
 AFFILIATE                        4,064,634         3,641,634

 ACCOUNTS PAYABLE                    29,790            29,790

 ACCRUED PROPERTY TAXES             226,092           132,255

Total Liabilities                 9,020,516         8,503,679

PARTNERS' DEFICIT:
   Limited Partners (1,875 units
     outstanding)                (3,273,297)       (2,752,880)
          General Partner                 -                 -

     Total Partners' deficit     (3,273,297)       (2,752,880)

 Total Liabilities &
 Partners' Deficit              $ 5,747,219       $ 5,750,799
                                 ==========        ==========

                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                         Three Months Ended   Nine Months Ended
                                      September 30,

                         2000        1999      2000        1999
 REVENUES:
 LAND SALES:

 Gross Proceeds       $      -  $      -       $   -     $   -
 Cost of Land
 and Improvements Sold       -         -           -         -
 Closing Costs               -         -           -         -

 Gain on Land Sales          -         -           -         -

 Interest                    -         -           -         -
                         ------    ------      ------    --------
    Total Revenues           -         -           -         -



EXPENSES:
 Property Taxes           31,279    41,829     70,626       99,191
 Interest                141,000    141,000   423,000      423,000
 Program Management Fees     750        750     2,250        2,250
 Legal & Accounting          400        825    12,549       11,200
 Architect & Engineering                  -         -            -
 Other Administrative
    Expenses               3,741        788    11,992        1,515

    Total Expenses       177,170    185,192   520,417       537,156

  Net Loss             $(177,170) $(185,192)$(520,417)   $(537,156)

Net Loss per limited
   partner unit        $ (94.49)  $ (98.77) $ (277.56)   $(286.48)



                   See notes to financial statements.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                           Nine Months Ended
                                              September 30,
                                           2000       1999
 Cash flows from operating activities:

 Net Loss                             $(520,417)  $(537,156)
   Adjustments to reconcile net
    loss to net cash used
    by operating activities:
      Interest Payable                  423,000     430,300
      (Decrease) Increase in
      Accounts Payable                        -      (4,520)
      Increase in Restricted Cash             -      (2,873)
      Increase in Accounts Receivable
      from Affiliates                    (1,500)          -
      Increase in Accrued Property
      Taxes                              93,837         -
                                        -------     --------
 Net Cash used in
 Operating Activities:                   (5,080)   (114,249)

 NET DECREASE IN CASH                    (5,080)   (114,249)

 CASH AT JANUARY 1,                       5,129     114,342
 CASH AT SEPTEMBER 30,                 $     49    $     93
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

                            RAINES ROAD, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS

 For the Three and Nine Months Ended September 30, 2000 and 1999
                             (Unaudited)

 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


 B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the property. Compensation earned for these services for the nine months were as follows:
                                          2000         1999

 Program Management Fee                $  2,250     $  2,250
 Accounting Fees                       $  8,227     $  2,200

C.COMPREHENSIVE INCOME

  During the three and nine month periods ended September 30, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

                            RAINES ROAD, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS

 For the Three and Nine Months Ended September 30, 2000 and 1999
                             (Unaudited) (continued)

D. PARTNERSHIP LIQUIDITY

As of September 30, 2000, the Registrant had $49 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

As of November 9, 2000, the Registrant was involved in a foreclosure process with the Lender for being in default on the note agreement. Under the foreclosure, the land and cash held at the time of the foreclosure would go to the Lender. After the foreclosure is implemented, the Registrant expects to dissolve the partnership. The foreclosure is expected to take place in the fourth quarter of 2000. As a result of the foreclosure, the Registrant expects to record a $3,277,000 gain due to the forgiveness of debt.

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

There have been no sales during the first nine months of 2000 or 1999. Overall operations of the Registrant are comparable to prior quarters, except for other administrative expenses and property tax. Other administrative expenses in 2000 include estimated Tennessee franchise and excise tax of $10,500. Due to new legislation in Tennessee, partnerships were required to pay franchise and excise tax beginning January 1, 2000. The decrease in property tax for 2000 is due to a refund of contested 1999 property taxes of approximately $23,000 received in the first quarter.

Financial Condition and Liquidity

As of September 30, 2000, the Registrant had $49 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

As of November 9, 2000, the Registrant was involved in a foreclosure process with the Lender for being in default on the note agreement. Under the foreclosure, the land and cash held at the time of the foreclosure would go to the Lender. After the foreclosure implemented, the Registrant expects to dissolve the partnership. The foreclosure is expected to take place in the fourth quartert of 2000. As a result of the foreclosure, the Registrant expects to record a $3,277,000 gain due to the forgiveness of debt.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000.
The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                             RAINES ROAD, L.P.

                             By: 222 RAINES LTD.
                                 General Partner



 Date: November 14, 2000         By: /s/ Steven D. Ezell
                                    General Partner



                                 By: 222 PARTNERS, INC.
                                    General Partners



 Date: November 14, 2000         By: /s/ Michael A. Hartley
                                    Secretary/Treasurer